Form 10-K
period 2021-12-31
1606 CORP.
filed 2022-04-06
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53425

1606 Corp.
(Exact name of registrant as specified in its charter)

Nevada	86-1497346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 E. Camelback Rd Suite 150 Phoenix, AZ 85016

(Address of principal executive offices)

Phone: (602) 481-1544

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $18,551,697.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 28, 2022, the Company had 37,103,394 outstanding shares of its common stock, par value $0.0001.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “should,” “could,” “would,” “potential,” or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

 JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. Pursuant to these provisions:

•	we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act);

•	we have (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (ii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation, including golden parachute compensation.

We may take advantage of these provisions for up to five years or until such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of public float (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

Item 1. Business

Company Overview

The Company was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. We offer creating nicotine-free and tobacco-free alternatives to traditional cigarettes and vaping products. Our manufacturers use state of the art manufacturing in the United States and a blend of all-natural ingredients to provide smokers aged 21+ an alternative to traditional cigarettes that does not contain nicotine or tobacco, and promoting health benefits such as pain management, reduced anxiety and enhanced wakefulness. Smokable hemp is an alternative for customers that currently smoke or want to quit smoking nicotine. All of our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

With our corporate headquarters located in Phoenix, AZ and our executive team experienced in tobacco sales, distribution, commercialization, and marketing, our product, we believe “1606 Original Hemp” is positioned to become the market leader in the smokable industrial hemp cigarette marketplace.

We plan to release four primary flavor variants in 2021, namely Original, Smooth, Menthol, and Mango. Original will be a full-flavored product which has been developed to closely emulate the taste experience of a regular tobacco cigarette. Smooth has been developed to produce a flavor profile which is milder in taste. Menthol has been developed to mimic the taste profile of a mentholated tobacco cigarette. Mango has been developed to produce a product that appeals to consumers that want a flavored product. 1606 will market its products under the 1606 Hemp brand for the Original Hemp product and under Zero for the product that has no Marijuana smell. Through the application of a flavoring treatment, they are able to completely transform the raw material into a finished product that tastes and smells similar to tobacco when combusted. This material is referred to as Base Cigarette Material (“BCM”). Similarly, to fine-cut tobacco, BCM is derived entirely from plant matter, however BCM is fundamentally different from fine-cut tobacco in that it has no tobacco content whatsoever. As such, BCM contains no nicotine, is non-addictive, and undergoes substantially different processing than fine-cut tobacco. This process forms a significant part of the value of zero brand and is a closely guarded trade secret.

Distribution

Through a combination of online, in-store, and digital out-of-home campaigns targeted towards smokers aged 21 or older, the Company has cultivated considerable interest in 1606 across the United States.

Since our inception in 2019, we have used our interactive website, 1606hemp.com, for e-commerce sales of 1606 hemp to consumers throughout the United States. The site uses articles and scientific studies to inform the consumer of the benefits of using hemp instead of tobacco and nicotine. Customers are then able to purchase packs and cartons directly from the website and have them shipped to them throughout the U.S. excluding Idaho.

Our Strategy

The current market for combustable (smokable) products worldwide is valued at $932 billion. The combustible market includes traditional cigarettes, cigars, electronic vapes, and combustible hemp products, but has historically been dominated by traditional cigarettes, which account for 75% of the worldwide tobacco sales. The CDC states that 34 million American adults currently smoke cigarettes and over 70% have some desire to quit.

While the cannabidiol (“CBD”) market has many products, the combustible market has a smaller number of competitors of which 1606 is one. Grandview Research has shown that the combustible market is projected to increase by 1.3% through the year 2028, with a growing smokable hemp segment as smoking hemp is becoming more acceptable in mainstream society for those who smoke and for its many health benefits. In fact, Hemp Industry Daily reports tobacco smokers are 191% more likely to use hemp pre-rolls than the general population. Approximately 29% of cigarette smokers have indicated interested in smokable-hemp. Our strategy is to capitalize on the current growing demand for smokable hemp by offering nicotine-free, tobacco-free and organically grown hemp that commands premium pricing for all of our distributed and proprietary branded products. Moreover, we leverage our impressive social media following followers to selectively e-market to customers that ordered our products and people engaged in the business of smokables distribution and sales.

After examining the sales landscape for the past 18 months, we believe our prices reflect the best value to customers in terms of price to quality and price to scale to a national market.

Products

We distribute and market industrial grade smokable filtered hemp, containing less than 0.3% THC levels in accordance with the Farm Bill passed in 2018. We offer pre-rolled hemp cigarettes in the traditional 20-pack casing as well as a single stick offered in a plastic casing that provides customers an opportunity to try the product at a lower price point before buying the 20 pack. We have also engineered an innovative six-pack display that can be placed directly on the point of sales counter.

Our Competitive Strengths

We have identified companies listed below as our potential competitors. When compared to producers of hemp cigarettes, our product is unique in that the products made by these other companies do not closely resemble tobacco cigarettes in their taste, smell, or other experiential attributes. Likewise, when compared to producers of tobacco cigarettes, our product is unique in that it is designed to closely replicate the user experience of these products, though it does so with no tobacco or nicotine content. Thus, these are not necessarily “direct” competitors as the companies in question produce either hemp cigarettes which do not taste or smell like tobacco, or tobacco cigarettes with nicotine.

We believe the following competitive strengths contribute to Company’s success and differentiate us from our competitors:

•	An established distribution network through various sales channels;

•	Sustainable, organically grown hemp free of pesticides and other contaminants;

•	Although we face competition from other manufacturers and competitors, we believe that our products will appeal to the consumer;

•	Premium customer service;

•	A management team experienced in tobacco sales, distribution, commercialization, and marketing;

Employees

We have two full-time employees, including our executive officers and non-executive officers. We retain the services of additional personnel on an independent contractor basis. We do not have any part-time employees but work with several consultants.

Corporate Information

Our principal offices are located at 2425 E. Camelback Rd., Suite 150, Phoenix, AZ, 85016. Our main telephone number is (602) 481-1544. Our website address is www.1606hemp.com. We have not incorporated by reference into this prospectus the information that can be assessed though our website and you should not consider it to be part of this prospectus.

Government Regulation

The 2018 Farm Bill was signed into law on December 20, 2018, the 2018 Farm Bill removed hemp from the CSA, which means it is no longer a controlled substances under federal law.

The 2018 Farm Bill changed federal policy regarding industrial hemp, including the removal of hemp from the Controlled Substances Act and the consideration of hemp as an agricultural product. The 2018 Farm Bill expanded the definition of industrial hemp from the last 2014 Farm Bill. The 2018 Farm Bill also allows states and tribes to submit a plan and apply for primary regulatory authority over the production of hemp in their state or in their tribal territory. A state plan must include certain requirements, such as keeping track of land, testing methods, and disposal of plants or products that exceed the allowed THC concentration.

Additionally, hemp is no longer classified as a Schedule 1 drug. Previously, the 2014 Farm Bill defined industrial hemp and allowed for state departments of agriculture or universities to grow and produce hemp as part of research or pilot programs. Specifically, the law allowed universities and state departments of agriculture to grow or cultivate industrial hemp if: (1) “the industrial hemp is grown or cultivated for purposes of research conducted under an agricultural pilot program or other agricultural or academic research; and (2) the growing or cultivating of industrial hemp is allowed under the laws of the state in which such institution of higher education or state department of agriculture is located, and such research occurs.”

To comply with state regulations for commercial and research programs, growers must be licensed, registered or permitted with the state agency overseeing the program. Requirements for registration, licenses and permits might include:

•	Criminal background checks;

•	Periodic renewals, usually every one-to-three years;

•	Registering the location or Global Positioning System (GPS) coordinates of grow sites;

•	Record keeping and reporting any sales or distributions including to whom it was sold or distributed, including processors; and/or

•	Documentation from the state agency or institution of higher education to prove the grower is participating in an approved program.

The state agencies overseeing these programs are typically authorized to conduct inspections, test the plants and review records. State agencies may revoke licenses and impose civil and criminal penalties against growers who violate regulations.

Any activities involving industrial hemp that fall within the following would require a license: cultivation (including plant breeding/propagation); sale; importation; exportation; cleaning; preparing (conditioning); and, processing (including rendering non-viable and producing derivatives/products).

The USDA announced October 29, 2019, the “U.S. Domestic Hemp Production Program”. The interim final rule governs the production of hemp under the 2018 Farm Bill. The interim final rule does not affect industrial hemp that was or is being cultivated under the 2014 Farm Bill programs. That industrial hemp remains subject to the requirements of the 2014 Farm Bill. Key take-aways from the USDA 161 page guidelines are as follows:

•

Federal Pre-emption: The USDA re-confirmed that the 2018 Farm Bill pre-empts state law with regard to interstate transport of hemp. Specifically, States and Indian Tribes may not prevent the movement of hemp through their States or Territories even if they prohibit its production. States that regulate hemp must do so in a manner that is at least as strict as the 2018 Farm Bill and the USDA federal plan. Importantly, they are permitted to regulate hemp in a manner that is more stringent than the USDA plan. This includes making the cultivation and commerce of hemp and hemp products unlawful, though it is unlawful for a state or Indian Tribe to prohibit the transport hemp through its borders.

•	Seed Certification Hemp: The USDA will not establish a federal seed certification program. The USDA acknowledged the magnitude of this undertaking and has decided it is not feasible at this time.

•

“Total” THC: The definition of hemp is still based on the delta-9-THC concentration. However, the testing for THC will now include a calculation of THC-A, referred to in the Rule as “potential THC”, contained in a sample. If a testing method, such as gas chromatography, is used that converts THC-A to THC, (a “decarboxylation” method) then the sample must test at or below the 0.3% threshold. If a testing method is used that does not use heat, such as liquid chromatography, and thus does not convert THC-A to THC, the THC-A concentration will be multiplied by a factor of .877, and that value will be added to the THC concentration, which again must test at or below the 0.3% threshold.

6

•

“Acceptable Hemp THC Level” and “Measurement of Uncertainty” (MU): These are new concepts for hemp introduced by the USDA interim rule. The purpose of these concepts is to acknowledge that there is a margin of error with testing, even with the most accurate testing methods. In order for a test to be deemed valid under the rule, the testing facility must provide a “Measurement of Uncertainty” (MU), which roughly correlates to a “margin of error”. The margin of error figure is added to, and subtracted from, the figure that represents the THC concentration to create a range. The 0.3% must fall somewhere within the range.

•	“Negligence” Standard. The USDA plan creates a framework to protect licensees from criminal prosecution when their failure to produce a compliant hemp crop is the result of negligence.

•

15 Day Pre-Harvest Testing Window: Cultivators must submit samples to a certified lab fifteen (15) days prior to the estimated harvest date. Licensees must allow state and local law enforcement unfettered access to the cultivation sites.

Uncertainty surrounding existing and future laws and regulations may impede our services and increase the cost of providing such services. The cannabis industry, including companies which sell products containing CBD, faces very uncertain regulation by the federal government. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including substantial losses.

In addition, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Hemp Cigarettes

Hemp cigarettes enjoy a new, semi-regulated market. The product is early in the consumer adoption stage, so new companies have a chance to compete based on service, quality, and niche, and not just on distribution and funding.

Currently, hemp cigarettes are not subject to the same levels of regulation as tobacco cigarettes, however there are a series of bills that are currently circulating throughout state governments in Indiana, South Carolina and North Carolina regarding the legality of the possession, sale, and consumption of smokable hemp flower. Most products currently on the market are unregulated and made with poor or low quality hemp. This can affect the marketplace, the consumer experience, and bring faster regulation into the space.

Law enforcement has stated that smokable hemp and marijuana are indistinguishable based on smell and looks, thus making critical decisions more difficult as adequate training on this topic has not been provided, and many field tests only decipher the presence of THC rather than the concentration being greater than 0.03%.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

The Company leases approximately 100 square feet of office space at 2425 E. Camelback Road, Suite 150, Phoenix, AZ 85016, at a monthly base rent of $500 through April 2022.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is not currently trading and has never traded

Holders

As of December 31, 2021 there were 37,103,394 shares of common stock outstanding, which were held by approximately 325 record holders. In addition, there were 56,635,000 shares of our Class A Convertible Preferred Stock outstanding, which were held by eight record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

 We do not currently maintain a Stock Option Plan or other Employee benefit Plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

The Company was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. The Company is being presented as a carve out of SinglePoint Inc. which includes 1606 Corp. and certain other accounts of SinglePoint Inc. and collectively presents the Company on a standalone basis. Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas

We achieved our goal of offering a nicotine- and tobacco-free alternative to cigarettes and vaping products using industrial grade hemp, and promoting health benefits such as pain management, reduced anxiety and enhanced wakefulness. Smokable hemp is an alternative for customers that currently smoke or want to quit smoking nicotine. All of our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

Results from Operations – For the year ended December 31, 2021, as compared to December 31, 2020.

Net Revenue

For the years ended December 31, 2021, and 2020, the Company had total sales of $34,069 and $67,907, respectively. The decrease in revenues was due primarily to decrease sales of hemp cigarettes.

Cost of Revenue

For the years ended December 31, 2021, and 2020, cost of revenue was $21,696 and $51,834, respectively. The decrease was due primarily to lower sales in 2021 compared to 2020.

Gross Profit

As a result of the foregoing, our gross profit was $12,373 for the year ended December 31, 2021, compared with $16,073, for the year ended December 31, 2020. The decrease in our overall gross profit was primarily a result of lower sales.

Operating Expenses

For the years ended December 31, 2021, and 2020, total operating expenses were $313,634 and $243,815, respectively. The increase was primarily due high professional and legal expenses related to regulatory filings and potential stock listing.

Net Loss

For the years ended December 31, 2021, and 2020, net loss was $301,261 and $227,742, respectively. The increase in net loss is primarily a result of higher professional and legal expenses.

Liquidity and Capital Resources

As of December 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $200,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

During the year ended December 31, 2021, the Company borrowed $195,050, in a series of payments, from the Chief Executive Officer in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 30, 2022.

Our cash flows for the year ended December 31, 2021, and 2020 are summarized below:

	Year Ending December 31, 2021	Year Ending December 31, 2020
Net cash used in operating activities	$(260,507)	$(95,289)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by financing activities	$270,050	$95,289
Net Change in Cash	$9,543	$-
Cash at beginning of year	$-	$-
Cash at end of year	$9,543	$-

Net Cash Used in Operating Activities

For the year ended December 31, 2021, $260,507 net cash was used in operating activities due primarily from our net loss of $301,261.

Net Cash Provided in Investing Activities

None.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $270,050 compared to $ 95,289 for the year ended December 31, 2020. The increase was primarily due to cash from equity and debt financing.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return benefits or consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for discussion of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

None.

Purchase of Significant Equipment

We have not previously, nor do we intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

 Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 1606 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 1606 Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to continue to incurring operating losses and generating negative cash flows from operations for the foreseeable future. Additionally, the Company has a significant working capital deficiency, accumulated deficit and net loss for the period. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 5, 2022

We have served as the Company’s auditor since 2021.

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

1606 CORP.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2021	2020
Current Assets:
Cash	$9,543	$-
Accounts receivable	-	82
Inventory	31,449	50,265
Total Assets	$40,992	$50,347

LIABILITIES AND PARENT’S NET INVESTMENT / STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
Note Payable to related party	$195,050	$-
Current portion of long-term Note Payable to related party	27,034	-
Total current liabilities	222,084	-
Note Payable to related party - long-term, net of current portion	36,422	-
Total liabilities	258,506	-

Commitments and Contingencies (Note 6)

Parent’s Net Investment	-	50,347
Undesignated preferred stock, par value $0.0001; 40,000,000 authorized as of December 31, 2021; no shares issued and outstanding as of December 31, 2021, and 2020, respectively	-
Class A convertible preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized as of December 31, 2021; 56,635,000 and no shares issued and outstanding as of December 31, 2021, and 2020, respectively	5,663
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 37,103,394 shares and no shares issued and outstanding as of December 31, 2021, and 2020, respectively	3,710
Additional paid-in capital	74,374
Accumulated deficit	(301,261)	-
Total stockholders’ (deficit) and parent’s net investment	(217,514)	50,347

Total liabilities and stockholders’ equity (deficit)	$40,992	$50,347

The accompanying notes are an integral part of these financial statements

1606 CORP.

 STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues, net of discounts	$34,069	$67,907

Cost of goods sold	(21,696)	(51,834)

Gross profit	12,373	16,073

Operating expenses:
Selling, general and administrative	313,634	243,815
Total operating expenses	313,634	243,815

Loss before Income tax	(301,261)	(227,742)

Income tax expense	-	-

Net loss	$(301,261)	$(227,742)
Net loss per share – basic and diluted	$(0.01)	-
Weighted average shares outstanding – basic and diluted	37,098,910	37,089,102

 The accompanying notes are an integral part of these financial statements

1606 CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARENT’S NET INVESTMENT

	Preferred Stock		Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Equity

Balance, December 31, 2019	-	$-	-	$-	$-	$94,800	$-	$94,800

Net loss	-	-	-	-	-	(227,742)	-	(227,742)

Issuance of Parent’s common stock for stock-based compensation						88,000		88,000
Transfers from parent	-	-	-	-	-	95,289	-	95,289

Balance, December 31, 2020	-	-	-	-	-	50,347	-	50,347

Net loss	-	-	-	-	-	(14,701)	(301,261)	(315,962)

Transfers from Parent						5,648		5,648
Issuance of note to former parent, SinglePoint Inc.	-	-	-	-	-	(41,294)	-	(41,294)

Preferred stock distributed in connection with spinoff, April 7, 2021	59,000,000	5,900			(5,900)	-	-	-

Preferred stock cancelled	(2,365,000)	(237)			237			-

Common stock distributed in connection with spinoff, April 7, 2021			36,953,394	3,695	(3,695)			-
Common stock issued for cash			150,000	15	74,985			75,000

Other					8,747			8,747

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(301,261)	$(217,514)

 The accompanying notes are an integral part of these financial statements

1606 CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(301,261)	$(227,742)

Adjustments to reconcile net loss to net cash used for operating activities:
Issuance of SinglePoint Inc.’s stock for stock-based compensation	-	88,000
Acquisition expense from related party	22,161
Other	(305)
Change in assets and liabilities:
Accounts receivable	82	32,918
Inventory	18,816	11,535

Net Cash Used in Operating Activities	(260,507)	(95,289)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advance from parent	-	95,289
Note payable to shareholder	195,050	-
Proceeds from sale of common stock	75,000	-
Net cash provided by financing activities	270,050	95,289

Net Change in Cash	9,543	-

Cash, beginning of the period	-	-

Cash, end of the period	$9,543	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

1606 Corp.

Notes to the Financial Statements

For the years ended December 31, 2021, and 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corporate History

1606 Corp. (“1606” or the “Company”) was formed in February 2021 and was a division of SinglePoint Inc. (“SinglePoint”) until April 2021, when SinglePoint spun off 1606 whereby each holder of common stock and Class A Preferred Stock of SinglePoint received one share of unregistered and restricted common stock and Class A Preferred Stock of the Company for each such shared owned of SinglePoint.

Business

1606 is an early-stage sales marketing company focused on the domestic hemp cigarette (aka pre-roll) market. The Company currently sells hemp products through individual online sales and used to distribute hemp products to distributors, convenience stores, and smoke shops in multiple states. For the year ended December 31, 2021, revenues of $32,504 and $0, were derived from online sales and distributors, respectively. For the year ended December 31, 2020, revenues of $62,934 and $4,973, were derived from online sales and distributors, respectively. The Company’s 1606 Original brand launched in December 2019, with its pre-roll cigarette sales beginning in January 2021.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2021, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s business and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is being presented as a carve out of SinglePoint which includes 1606 Corp. and certain other accounts of SinglePoint and collectively presents the Company on a standalone basis.

Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

Basis of Presentation (continued)

SinglePoint used a centralized approach to cash management and financing its operations, including the operations of the Company. Accordingly, none of the cash and cash equivalents of SinglePoint have been allocated to the Company in the financial statements. Transactions between SinglePoint and the Company are accounted for through Parent’s Net Investment.

The expenses of the Company for the year ended December 31, 2021 (until April 2021, when SinglePoint spun off 1606), and for the year ended December 31, 2020, have been allocated by management between the Company and Singlepoint based either on specific attribution of those expenses or, where necessary and appropriate, based on management’s best estimate of an appropriate proportional allocation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At December 31, 2021, and 2020, the allowance for doubtful accounts balance is $0 and $0, respectively.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of December 31, 2021, and 2020 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

Revenue Recognition

The Company derives its revenues primarily from the sale of hemp products. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

Revenue Recognition (Continued)

Revenues are recognized when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.

Cost of Goods Sold and Selling, General and Administrative Expenses

Costs associated with the production and procurement of product are included in cost of goods sold, including shipping and handling costs such as inbound freight costs, purchasing and receiving costs, inspection costs and other product procurement related charges. All other expenses are included in selling, general and administrative expenses, as the predominant expenses associated therewith are general and administrative in nature.

Parent’s Net Investment

The Company’s equity on the Balance Sheets (until April 2021, when SinglePoint spun off 1606) represents Singlepoint’s net investment in the Company’s business and is presented as “Parent’s Net Investment”. SinglePoint performed cash management and other treasury-related functions on a centralized basis for all of its divisions, which included the Company. Liabilities recorded by SinglePoint, whose related expenses have been pushed down to the Company, are included in Parent’s Net Investment.

All transactions reflected in the Parent’s Net Investment in the accompanying Balance Sheets have been considered cash receipts and payments for purposes of the Statements of Cash Flows and are reflected in the financing activities in the accompanying Statements of Cash Flows.

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

Net Loss Per Common Share

a.

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share were 2,265,400 related to the Company’s Class A Preferred Stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

b.

At December 31, 2021, 37,103,394 shares of the Company’s Common Stock were outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the year ended December 31, 2021, calculation, these shares are treated as issued and outstanding from January 1, 2020, for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2020 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of the year ended December 31, 2021.

Basic loss per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock. There are no shares that are excluded from the calculation of weighted average dilutive common shares.

Selling and Marketing

Selling and Marketing costs are expensed as incurred. Such costs were $132,902 and $86,608 for the year ended December 31, 2021, and 2020, respectively, and are reported under selling, general and marketing in the accompanying statements of operations.

Fair value measurements

Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

Level 1 —Quoted prices for identical assets or liabilities in active markets.

Level 2 —Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 —Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

The Company considers the carrying amounts of its financial instruments (cash and accounts receivable) in the balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

Segment reporting

The Company operates in one business segment. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Subsequent Events

The Company has evaluated all subsequent events from December 31, 2021, through the date of filing of this report. See note 7 for disclosure of subsequent events.

Recent Accounting Pronouncements

On December 22, 2017, the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (“the Act”). Following the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The Company follows the guidance in SAB 118, which provides additional clarification regarding the application of US GAAP in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

NOTE 3 – RELATED PARTY TRANSACTIONS

 Related Party Transactions

During the year ended December 31, 2021, the Company borrowed $195,050, in a series of payments, from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 30, 2022

In June 2021, the Company entered into an Asset Purchase Agreement with SinglePoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with SinglePoint. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note.

On April 28, 2021, the Company sold a total of 150,000 shares of common stock to three individuals who are children of the Company’s CEO and Sole Director. Each individual paid $25,000 and was issued 50,000 shares of common stock

Parent’s Net Investment at December 31, 2021, and 2020, was $0 and $50,347, respectively, and relates to Singlepoint’s investment in the Company.

Note Payable, related party

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint Inc. to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with Singlepoint. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note.

NOTE 4 – CAPITAL STOCK

Capital Stock

The Company’s authorized capital stock consists of 5,000,000,000 shares of common stock, $0.0001 par value per share and 100,000,000 shares of Preferred Stock, $0.0001 par value per share. 60,000,000 shares of Preferred Stock have been designated as Class A Convertible Preferred Stock (the “Class A Preferred Stock”).

Common Stock

The holders of common stock are entitled to one vote for each share held. The affirmative vote of a majority of votes cast at a meeting which commences with a lawful quorum is sufficient for approval of most matters upon which shareholders may or must vote, including the questions presented for approval or ratification at the Annual Meeting. However, an amendment of the articles of incorporation requires the affirmative vote of a majority of the total voting power for approval. Common shares do not carry cumulative voting rights, and holders of more than 50% of the common stock have the power to elect all directors and, as a practical matter, to control the Company. Holders of common stock are not entitled to preemptive rights, and the common stock may only be redeemed at our election.

Preferred Stock

As of December 31, 2021, the Company had 100,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 60,000,000 were designated Class A Preferred Stock. The Company has 56,635,000 shares of Class A Preferred Stock outstanding, of which 31,230,000 shares of Class A Preferred Stock are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

The Class A Preferred Stock has the following material rights and preferences (as is more fully set forth in Certificate of Designation of the Class A Preferred Stock).

Ranking

The Class A Preferred Stock ranks, as to dividends and upon liquidation, senior and prior to the Common Stock of the Company.

Liquidation

In the event of liquidation, dissolution or winding up of the Company, the holders of the Class A Preferred Stock are entitled, out of the assets of the Company legally available for distribution, to receive, before any payment to the holders of shares of Common Stock or any other class or series of stock ranking junior, and amount per share equal to $1.00.

Voting

Each share of Class A Preferred Stock entitles the holder thereof to 50 votes on any matters requiring a shareholder vote of the Company.

Conversion

Each share of our Class A Preferred Stock is convertible into common stock on a one-for-25 basis at the option of the holder.

NOTE 5 – INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward

The components of income tax expense for the years ended December 31, 2021, and 2020, consist of the following:

	2021	2020
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(0.0)%	(0.0)%
Valuation allowance	(21.0)%	(21.0)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2021, and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$152,265	$89,000

Total deferred tax asset	152,265	89,000

Valuation allowance	(152,265)	(89,000)
	$0	$0

The deferred tax assets associated with the net operating losses included in the table above reflect proforma net operating losses as if the Company were a separate taxpayer during the periods presented (until April 2021, when SinglePoint spun off 1606).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Other Claims

From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred

Employment Agreement

In May 2021 the Company entered into an employment agreement with Mr. Lambrecht. The agreement provided that Mr. Lambrecht would serve as Chief Executive Officer Company for a term of three years at an annual salary of Two Hundred Fifty Thousand Dollars ($250,000), and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional six month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

NOTE 7 – SUBSEQUENT EVENTS

None.

* * * * * * * * * * * * * * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position

Greg Lambrecht	59	Chief Executive Officer, Chief Financial Officer and Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Greg Lambrecht, age 59, became the Chief Executive Officer of the Company and a member of the Board of the Directors at the inception of the Company. Prior to this, Mr. Lambrecht was the founder, and served as Chief Executive Officers of Singlepoint Inc, for over ten years. Greg is a visionary entrepreneur backed by a robust tenure in operations, investor relations, and corporate leadership, As the founder of a leading consumer product distribution company, Greg negotiated agreements with the nation’s largest retail outlets such as 7-11 (Southland Corp), Albertsons, and Costco representing 25,000 retail accounts. Greg is a graduate of Western Washington University with a degree in Marketing and Communications.

There are no agreements with respect to electing directors. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Committees of the Board of Directors

We have no separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board. The functions of those committees are currently undertaken by our Board. We expect to put into place a separately designated audit committee, compensation committee and nominating committee upon the completion of this offering.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board will evaluate stockholder recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for our fiscal years ended December 31, 2020 and December 31, 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2021. In this prospectus, we refer to such officers as our “Named Executive Officers.”

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below. No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Greg Lambrecht,	2020	$7,200	-	-	-	-	-	-	$7,200
CEO; Chairman(1)	2021	$-	-	-	-	-	-	-	$0

Corey Lambrecht,	2020	$-	--	-	-	-	-	-	$0
Former CFO (1)	2021	$-	-	-	-	-	-	-	$0

William Ralston	2020	$11,046	-	-	-	-	-	-	$11,046
Former President (2)	2021	$-	-	-	-	-	-	-	$0

(1)	Corey Lambrecht served as CFO of the Company from inception to his resignation on April 23, 2021.

(2)	William Ralston served as President of the Company from inception to his resignation on April 23, 2021.

Directors Compensation

During the fiscal years ended December 31, 2020 and December 31, 2021, our directors were not paid any compensation for serving as Directors of the Company.

Employment Agreements

Except for the following agreements, the Company does not have any written agreements with any of its executive officers. The following discussion is a summary of the material terms of the employment agreements and is subject to the full copy of the respective employment agreement (all capitalized terms not otherwise defined herein are defined in the respective employment agreement):

On May 10, 2021 the Company entered into an employment agreement with Greg Lambrecht (sole Director and officer of the Company) to serve as Chief Operating Officer of the Company at an annual salary of $250,000. The agreement provides for a term of three years and will automatically be renewed for additional six month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. If employment is terminated as a result of death or Disability, the Company shall pay to the base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or disability and a lump sum payment equal to one year of base salary (at the time his death or disability occurs) within 30 days of his death or disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay to the base salary through the date of his termination and shall have no further obligation to any other compensation or benefits. If employment is terminated by the Company (or its successor) upon the occurrence of a change of control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the base salary for a period of twelve (12) months following such termination, (ii) pay the any accrued and any earned but unpaid bonus, (iii) pay the bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. If employment is terminated by Mr. Lambrecht for Good Reason, or by the Company without Cause, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to six (6) times the then monthly base salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay the bonus Mr. Lambrecht would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws. Unless otherwise specified the address for each of the above is 2425 E Camelback Rd., Suite 150, Phoenix, AZ 85016.

Our calculation of the percentage of beneficial ownership prior to this offering is based on 37,103,394 shares of common stock outstanding as of December 31, 2021, we also have 56,635,000 shares of Class A Preferred Stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors (2)
Greg Lambrecht (1)	227,869	*

Officers and Directors as a Group (1 individual)
5% or greater owners:	227,869	*
* Less than 1%.

Total

(1)	Does not include 31,230,000 shares of Class A Preferred Stock owned by Greg Lambrecht.
(2)

Former officers and directors William Ralston and Corey Lambrecht, own 292,924 and 334,001 shares of common stock of the Company respectively, and 9,375,000 and 2,175,000 shares of Class A Preferred Stock of the Company respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last fiscal year, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

•	Any director or executive officer of the Company;

•	Any immediate family member of a director or executive officer of the Company; and

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock.

On May 10, 2021 the Company entered into an employment agreement with Greg Lambrecht (sole Director and officer of the Company) to serve as Chief Operating Officer of the Company at an annual salary of $250,000. The agreement provides for a term of three years and will automatically be renewed for additional six month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. If employment is terminated as a result of death or Disability, the Company shall pay to the base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or disability and a lump sum payment equal to one year of base salary (at the time his death or disability occurs) within 30 days of his death or disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay to the base salary through the date of his termination and shall have no further obligation to any other compensation or benefits. If employment is terminated by the Company (or its successor) upon the occurrence of a change of control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the base salary for a period of twelve (12) months following such termination, (ii) pay the any accrued and any earned but unpaid bonus, (iii) pay the bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. If employment is terminated by Mr. Lambrecht for Good Reason, or by the Company without Cause, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to six (6) times the then monthly base salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay the bonus Mr. Lambrecht would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination.

On April 28, 2021, the Company sold a total of 150,000 shares of common stock to three individuals who are children of the Chief Executive Officer and Sole Director of the Company. Each individual paid $25,000 and was issued 50,000 shares of common stock.

In June 2021, the Company entered into an Asset Purchase Agreement with SinglePoint Inc. to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with SinglePoint Inc. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company’s acquisition expense totaled $22,162 for the nine months ended, September 30, 2021.

During the year ended December 31, 2021, the Company borrowed $195,050, in a series of payments, from the Chief Executive Officer in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 30, 2022.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Independent Directors

                The Company has no independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2021	2020
Audit Fees	$28,000	$15,600
Audit Related Fees		-
Tax Fees		-
All Other Fees	7,000	-
Total Fees	$35,000	$15,600

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2021 or 2020.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2021, and 2020 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10–K Summary

               None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 CORP.

Dated: April 5, 2022	By:	/s/ Gregory Lambrecht
Gregory Lambrecht CEO/CFO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Lambrecht	Chief Executive Officer, Chief Financial Officer,	April 5, 2022
Gregory Lambrecht	and Chairman of the Board (Principal Executive Officer and Principal Financial Officer),

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

