Form 10-Q
period 2022-03-31
1606 CORP.
filed 2022-05-16
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

Commission File No. 000-53425

1606 Corp.
(Name of small business issuer in its charter)

Nevada	86-1497346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 E. Camelback Rd Suite 150

Phoenix, AZ 85016

(Address of principal executive offices)

(602) 481-1544

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2022, the Company had 37,103,394 outstanding shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

1606 CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$8,662	$9,543
Accounts receivable	475	-
Inventory	31,089	31,449
Total Assets	$40,226	$40,992

LIABILITIES AND PARENT'S NET INVESTMENT / STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
Note Payable to related party	$340,050	$195,050
Current portion of long-term Note Payable to related party	63,456	27,034
Total current liabilities	403,506	222,084
Note Payable to related party - long-term, net of current portion	-	36,422
Total liabilities	403,506	258,506

Commitments and Contingencies (Note 3)

Undesignated preferred stock, par value $0.0001; 40,000,000 authorized as of March 31, 2022; no shares issued and outstanding as of March 31, 2022 and December 31, 2021.	-	-
Class A convertible preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized as of March 31, 2022; 56,635,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	5,663	5,663
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 37,103,394 shares shares issued and outstanding as of March 31, 2022 and December 31, 2021.	3,710	3,710
Additional paid-in capital	74,374	74,374
Accumulated deficit	(447,027)	(301,261)
Total stockholders deficit	(363,280)	(217,514)

Total Liabilities and stockholders' deficit	$40,226	$40,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues, net of discounts	$4,920	$15,596

Cost of goods sold	(1,764)	(11,853)

Gross profit	3,156	3,743

Operating expenses:
Selling, general and administrative	148,922	18,444
Total operating expenses	148,922	18,444

Loss before Income tax	(145,766)	(14,701)

Income tax expense (benefit)	-	-

Net loss	$(145,766)	$(14,701)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	37,103,388	37,089,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S NET INVESTMENT

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Equity

Balance, December 31, 2020	-	$-	-	$-	$-	$50,347	$-	$50,347

Net loss	-	-	-	-	-	(14,701)	-	(14,701)

Transfers from parent	-	-	-	-	-	5,648	-	5,648

Balance, March 31, 2021	-	$-	-	$-	-	$41,294	-	$41,294

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	74,374	$-	$(301,261)	(217,514)

Net loss							(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(447,027)	$(363,280)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(145,766)	$(14,701)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of SinglePoint, Inc.'s stock for stock based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	(475)	56
Inventory	360	11,853

Net cash used in operating activities	(145,881)	(2,792)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advance from (to) parent	-	5,648
Note Payable to Shareholder	145,000	-
Proceeds from sale of common stock	-	-

Net cash provided provided by financing activities	145,000	5,648

Net Change in Cash	(881)	2,856

Cash, beginning of the period	9,543	-

Cash, end of the period	$8,662	$2,856

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to the Condensed Financial Statements

Three Months Ended March 31, 2022, and 2021

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2022, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2022 and 2021, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

For the three months ended March 31, 2021, the Company is being presented as a carve out of SinglePoint which includes 1606 Corp. and certain other accounts of SinglePoint and collectively presents the Company on a standalone basis.

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

The expenses of the Company for the three months ended March 31, 2021, have been allocated by management between the Company and SinglePoint based either on specific attribution of those expenses or, where necessary and appropriate, based on management’s best estimate of an appropriate proportional allocation.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At March 31, 2022, and December 31, 2021, the allowance for doubtful accounts balance is $0 and $0, respectively.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of March 31, 2022, December 31, 2021, consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

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

b.

At March 31, 2022, 37,103,394 shares of the Company’s Common Stock were outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for the three months ended March 31, 2022. Immediately following the Spin-Off 36,953,394 shares of Common Stock were outstanding. This amount is being utilized for the calculation of the basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the three months ended March 31, 2021, calculation, these shares are treated as issued and outstanding from January 1, 2021, for purposes of calculating historical basic and diluted earnings per share.

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

Selling and Marketing

Selling and Marketing costs are expensed as incurred. Such costs were $46,588 and $17,850 for the three months ended March 31, 2022, and 2021, respectively, and are reported under selling, general and marketing in the accompanying statements of operations.

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

Subsequent Events

The Company has evaluated all subsequent events from March 31, 2022, through the date of filing of this report. See note 6 for disclosure of subsequent events.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended March 31, 2022, the Company borrowed $145,000, in a series of payments, from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

In June 2021, the Company entered into an Asset Purchase Agreement with SinglePoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with SinglePoint. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default.

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

Preferred Stock

As of March 31, 2022, the Company had 100,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 60,000,000 were designated Class A Preferred Stock. The Company has 56,635,000 shares of Class A Preferred Stock outstanding, of which 31,230,000 shares of Class A Preferred Stock are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. For the three months ended March 31, 2021, the Company is being presented as a carve out of SinglePoint Inc. which includes 1606 Corp. and certain other accounts of SinglePoint Inc. and collectively presents the Company on a standalone basis. Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas

We achieved our goal of offering a nicotine- and tobacco-free alternative to cigarettes and vaping products using industrial grade hemp, and promoting health benefits such as pain management, reduced anxiety and enhanced wakefulness. Smokable hemp is an alternative for customers that currently smoke or want to quit smoking nicotine. All of our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

Net Revenue. For the three months ended March 31, 2022, we generated revenues of $4,920 as compared to $15,596 for the three months ended March 31, 2021. The decrease revenue was due primarily to a decrease in sales of hemp cigarettes.

Cost of Revenues. For the three months ended March 31, 2022 and 2021, cost of revenue was $1,764 and $11,853, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $3,156 for the three months ended March 31, 2022, compared with $3,743 for the three months ended March 31, 2021.

Operating Expenses. For the three months ended March 31, 2022 and 2021, total operating expenses were $145,922 and $18,444. The increase was primarily due to higher professional and legal expenses related to regulatory filings and potential stock listing.

Net Loss. For the three months ended March 31, 2022 and 2021, net loss was $145,766 and $14,701, respectively.  The increase in net loss was primarily due to higher professional and legal expenses.

Liquidity and Capital Resources

As of March 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Advances from Officer

During the three months ended March 31, 2022, the Company borrowed $145,000, in a series of payments, from the Chief Executive Officer in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $145,881 for the three months ended March 31, 2022, primarily as a result of our net loss of $145,766. Net cash used in operating activities was $2,792 for the three months ended March 31, 2021, primarily as a result of our net loss of $14,701 offset by changes in inventory.

Investing Activities

Cash flow provided by (used in) investing activities –None.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2022, our financing activities provided cash of $145,000 consisting of borrowings from our Chief Executive Officer.  During the three months ended March 31, 2021, our financing activities provided cash of $5,648 consisting of advances from SinglePoint Inc.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	Only one executive officer and board member resulting in ineffective oversight;

2)	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

3)	inadequate segregation of duties consistent with control objectives.

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

Changes in Internal Control over Financial Reporting

None.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

________________

(1) Filed herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 Corp.

Dated: May 16, 2022	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

