Form 10-Q
period 2022-06-30
1606 CORP.
filed 2022-08-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2022, the Company had 37,103,394 outstanding shares of its common stock, par value $0.0001.

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

1606 CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	June 30,	December 31,
	2022	2021
Current Assets:
Cash	$19,288	$9,543
Accounts receivable	510	-
Inventory	93,857	31,449
Total Assets	$113,655	$40,992

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note Payable to related party	$535,050	$195,050
Current portion of long-term Note Payable to related party	63,456	27,034
Total current liabilities	598,506	222,084
Note Payable to related party - long-term, net of current portion	-	36,422
Total liabilities	598,506	258,506

Commitments and Contingencies (Note 3)

Undesignated preferred stock, par value $0.0001; 40,000,000 authorized ; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-

Class A convertible preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,635,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5,663	5,663

Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 37,103,394 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	3,710	3,710
Additional paid-in capital	74,374	74,374
Accumulated deficit	(568,598)	(301,261)
Total stockholders' deficit	(484,851)	(217,514)

Total Liabilities and stockholders' deficit	$113,655	$40,992
	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues, net of discounts	$4,382	$7,596	$9,302	$23,192

Cost of goods sold	(1,472)	(5,512)	(3,236)	(17,365)

Gross profit	2,910	2,084	6,066	5,827

Operating expenses:
Selling, general and administrative	124,481	88,017	273,403	106,461
Total operating expenses	124,481	88,017	273,403	106,461

Loss before Income tax	(121,571)	(85,933)	(267,337)	(100,634)

Income tax expense (benefit)	-	-	-	-

Net loss	$(121,571)	$(85,933)	$(267,337)	$(100,634)

Net loss per share - basic and diluted	$-	$-	$(0.01)	$-

Weighted average shares outstanding - basic and diluted	37,103,394	37,089,102	37,103,394	37,089,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S NET INVESTMENT

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	74,374	$-	$(301,261)	(217,514)

Net loss							(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(447,027)	$(363,280)

Net loss							(121,571)	(121,571)

Balance, June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(568,598)	$(484,851)

Balance, December 31, 2020	-	$-	-	$-	$-	$50,347	$-	$50,347

Net loss	-	-	-	-	-	(14,701)	-	(14,701)

Transfers from parent	-	-	-	-	-	5,648	-	5,648

Balance, March 31, 2021	-	$-	-	$-	-	$41,294	-	$41,294

Net loss	-	-	-	-	-	-	(85,933)	(85,933)
Issuance of note to former parent, SinglePoint	-	-	-	-	-	(41,294)	-	(41,294)
Preferred stock distributed in connection with spinoff, April 7, 2021	59,000,000	5,900	-	-	(5,900)	-	-	-
Preferred stock canceled	(2,365,000)	(237)	-	-	237	-	-	-
Common stock distributed in connection with spinoff, April 7, 2021			36,953,388	3,695	(3,695)			-
Common stock issued for cash			150,000	15	74,985			75,000
Common stock DTCC correction	-	-	6	-	-	-	-	-

Balance, June 30, 2021	56,635,000	$5,663	37,103,394	$3,710	65,627	$-	$(85,933)	$(10,933)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(267,337)	$(100,634)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition expense from related party	-	22,162
Changes in operating assets and liabilities:
Accounts receivable	(510)	82
Note payable from related party - current		17,365
Inventory	(62,408)	-

Net cash used in operating activities	(330,255)	(61,025)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advance from (to) parent	-	5,648
Note Payable to Shareholder	340,000	-
Proceeds from sale of common stock	-	75,000

Net cash provided provided by financing activities	340,000	80,648

Net Change in Cash	9,745	19,623

Cash, beginning of the period	9,543	-

Cash, end of the period	$19,288	$19,623

Supplemental Disclosure of Cash Flows Information:
Note payable to related party for purchase of assets	$-	$63,456
Preferred stock issued in connection with the spin-off	$-	$5,900
Preferred stock cancelled	$-	$(237)
Common stock issued in connection with the spin-off	$-	$3,695

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2022, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At June 30, 2022, and December 31, 2021, the allowance for doubtful accounts balance is $0 and $0, respectively.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of June 30, 2022, December 31, 2021, consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

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

Revenues are recognized when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales and other taxes the Company collect concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year.

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

b.

At June 30, 2022, 37,103,394 shares of the Company’s Common Stock were outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022. Immediately following the Spin-Off 36,953,394 shares of Common Stock were outstanding. This amount is being utilized for the calculation of the basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the six months ended June 30, 2021, calculation, these shares are treated as issued and outstanding from January 1, 2021, for purposes of calculating historical basic and diluted earnings per share.

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

Selling and Marketing

Selling and Marketing costs are expensed as incurred and are reported under selling, general and marketing in the accompanying statements of operations. Such costs were $19,090 and $2,850 for the three months ended June 30, 2022, and 2021, respectively, and $65,678 and $2,850 for the six months ended June 30, 2022 and 2021, respectively.

Fair value measurements

Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

Level 1 — Quoted prices for identical assets or liabilities in active markets.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

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

Subsequent Events

The Company has evaluated all subsequent events from June 30, 2022, through the date of filing of this report. See Note 6 for disclosure of subsequent events.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three and six months ended June 30, 2022, the Company borrowed $195,000 and $340,000, respectively, in a series of payments, from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

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

On April 28, 2021, the Company sold a total of 150,000 shares of common stock to three individuals who are children of the Company’s CEO and Sole Director. Each individual paid $25,000 and was issued 50,000 shares of common stock.

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

Preferred Stock

As of June 30, 2022, the Company had 100,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 60,000,000 were designated Class A Preferred Stock. The Company has 56,635,000 shares of Class A Preferred Stock outstanding, of which 31,230,000 shares of Class A Preferred Stock are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

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

In May 2021 the Company entered into an employment agreement with Mr. Lambrecht. The agreement provides that Mr. Lambrecht would serve as Chief Executive Officer Company for a term of three years at an annual salary of Two Hundred Fifty Thousand Dollars ($250,000), and an incentive bonus as determined by the board of directors. The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

In June 2021 the Company entered into an employment agreement with Austen Lambrecht, who is a son of the Company’s CEO.  The agreement provided that Austen Lambrecht would serve as Vice President - Operations for a term of three years at an annual salary of Sixty Thousand Dollars ($60,000), and an incentive bonus as determined by the board of directors.  The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company was incorporated in Nevada in February 2021 and was spun-off from Singlepoint Inc. in April 2021. For the three months ended March 31, 2021, the Company is being presented as a carve out of SinglePoint Inc. which includes 1606 Corp. and certain other accounts of SinglePoint Inc. and collectively presents the Company on a standalone basis. Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas

We achieved our goal of offering a nicotine- and tobacco-free alternative to cigarettes and vaping products using industrial grade hemp, and promoting health benefits such as pain management, reduced anxiety and enhanced wakefulness. Smokable hemp is an alternative for customers that currently smoke or want to quit smoking nicotine. All of our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 with the Three Months June 30, 2021

Net Revenue. For the three months ended June 30, 2022, we generated revenues of $4,382 as compared to $7,596 for the three months ended June 30, 2021. The decrease revenue was due primarily to decrease sales of hemp cigarettes.

Cost of Revenues. For the three months ended June 30, 2022 and 2021, cost of revenue was $1,472 and $5,512, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $2,910 for the three months ended June 30, 2022, compared with $2,084 for the three months ended June 30, 2021.

Operating Expenses. For the three months ended June 30, 2022 and 2021, total operating expenses were $124,481 and $88,017. The increase was primarily due higher professional and legal expenses related to regulatory filings and potential listing of our common stock.

Net Loss. For the three months ended June 30, 2022 and 2021, net loss was $121,571 and $85,933, respectively. The increase in net loss was primarily due to higher professional and legal expenses.

Comparison of the Six Months Ended June 30, 2022 with the Six Months June 30, 2021

Net Revenue. For the six months ended June 30, 2022, we generated revenues of $9,302 as compared to $23,192 for the six months ended June 30, 2021. The decrease revenue was due primarily to decrease sales of hemp cigarettes.

Cost of Revenues. For the six months ended June 30, 2022 and 2021, cost of revenue was $3,236 and $17,365, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $6,066 for the six months ended June 30, 2022, compared with $5,827 for the six months ended June 30, 2021.

Operating Expenses. For the six months ended June 30, 2022 and 2021, total operating expenses were $267,337 and $106,461. The increase was primarily due higher professional and legal expenses related to regulatory filings and potential stock listing.

Net Loss. For the six months ended June 30, 2022 and 2021, net loss was $267,337 and $100,634, respectively. The increase in net loss was primarily due to higher professional and legal expenses.

Liquidity and Capital Resources

As of June 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $400,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

During the six months ended June 30, 2022, the Company borrowed an additional $195,000, in a series of payments, from the Chief Executive Officer in exchange for the issuance of an amended promissory note dated June 30, 2022 in the aggregate principal amount of $535,050. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $330,255 for the six months ended June 30, 2022, primarily as a result of our net loss of $267,337 and an increase in inventory of $62,408. Net cash used in operating activities was $61,025 for the six months ended June 30, 2021, primarily as a result of our net loss of $100,634.

Investing Activities

Cash flow provided by (used in) investing activities –None.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2022, our financing activities provided cash of $340,000 consisting of borrowings from our Chief Executive Officer. During the six months ended June 30, 2021, our financing activities provided cash of $80,648 primarily from sale of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

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

Changes in Internal Control over Financial Reporting

None.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

1606 Corp.

Dated: August 15, 2022	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

