Form 10-Q
period 2022-09-30
1606 CORP.
filed 2022-11-14
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2022, the Company had 37,103,394 outstanding shares of its common stock, par value $0.0001.

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

2

1606 CORP.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$1,543	$9,543
Inventory	113,109	31,449
Total Assets	$114,652	$40,992

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note Payable to related party	$655,050	$195,050
Current portion of long-term Note Payable to related party	63,456	27,034
Total current liabilities	718,506	222,084
Note Payable to related party - long-term, net of current portion	-	36,422
Total Liabilities	718,506	258,506

Commitments and Contingencies (Note 5)

Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,635,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5,663	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 37,103,394 shares
issued and outstanding as of September 30, 2022 and December 31, 2021.	3,710	3,710
Additional paid-in capital	74,374	74,374
Accumulated deficit	(687,601)	(301,261)
Total Stockholders' Deficit	(603,854)	(217,514)

Total Liabilities and Stockholders' Deficit	$114,652	$40,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues, net of discounts	$3,762	$3,218	$13,064	$26,410

Cost of goods sold	(2,480)	(3,004)	(5,716)	(20,369)

Gross profit	1,282	214	7,348	6,041

Operating expenses:
Selling, general and administrative	120,285	103,636	393,688	210,097
Total operating expenses	120,285	103,636	393,688	210,097

Loss before Income tax	(119,003)	(103,422)	(386,340)	(204,056)

Income tax expense (benefit)	-	-	-	-

Net loss	$(119,003)	$(103,422)	$(386,340)	$(204,056)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	37,103,394	37,089,102	37,103,394	37,089,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARENT'S NET INVESTMENT
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	(Deficit)

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(301,261)	$(217,514)

Net loss	-	-	-	-	-	-	(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(447,027)	$(363,280)

Net loss	-	-	-	-	-	-	(121,571)	(121,571)

Balance, June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(568,598)	$(484,851)

Net loss	-	-	-	-	-	-	(119,003)	(119,003)

Balance, September 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(687,601)	$(603,854)

Balance, December 31, 2020	-	$-	-	$-	$-	$50,347	$-	$50,347

Net loss	-	-	-	-	-	(14,701)	-	(14,701)

Transfers from parent	-	-	-	-	-	5,648	-	5,648

Balance, March 31, 2021	-	$-	-	$-	-	$41,294	-	$41,294

Net loss	-	-	-	-	-	-	(85,933)	(85,933)
Issuance of note to former parent, SinglePoint	-	-	-	-	-	(41,294)	-	(41,294)
Preferred stock distributed in connection with spinoff, April 7, 2021	59,000,000	5,900	-	-	(5,900)	-	-	-
Preferred stock canceled	(2,365,000)	(237)	-	-	237	-	-	-
Common stock distributed in connection with spinoff, April 7, 2021			36,953,388	3,695	(3,695)			-
Common stock issued for cash			150,000	15	74,985			75,000
Common stock DTCC correction	-	-	6	-	-	-	-	-

Balance, June 30, 2021	56,635,000	$5,663	37,103,394	$3,710	65,627	$-	$(85,933)	$(10,933)

Net loss	-	-	-	-	-	-	(103,422)	(103,422)

Balance, September 30, 2021	56,635,000	$5,663	37,103,394	$3,710	65,627	$-	$(189,355)	$(114,355)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(386,340)	$(204,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	8,747
Inventory	(81,660)	-

Net cash used in operating activities	(468,000)	(195,309)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advance from (to) parent	-	33,600
Note Payable to Shareholder	460,000	100,050
Proceeds from sale of common stock	-	75,000

Net cash provided by financing activities	460,000	208,650

Net Change in Cash	(8,000)	13,341

Cash, beginning of the period	9,543	-

Cash, end of the period	$1,543	$13,341

Supplemental Disclosure of Cash Flows Information:
Note payable to related party for purchase of assets	$-	$63,456
Preferred stock issued in connection with the spin-off	$-	$5,900
Preferred stock cancelled	$-	$(237)
Common stock issued in connection with the spin-off	$-	$3,695

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2022, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop its business and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At September 30, 2022, and December 31, 2021, the allowance for doubtful accounts balance is $0 and $0, respectively.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of September 30, 2022 and December 31, 2021 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to estimated net realizable value.

Revenue Recognition

The Company derives its revenues primarily from the sale of hemp products. The Company adopted ASC 606, Revenue From Contracts With Customers for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

b.

At September 30, 2022, 37,103,394 shares of the Company’s Common Stock were outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022. Immediately following the Spin-Off 36,953,394 shares of Common Stock were outstanding. This amount is being utilized for the calculation of the basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the nine months ended September 30, 2021 calculation, these shares are treated as issued and outstanding from January 1, 2021, for purposes of calculating historical basic and diluted earnings per share.

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

Selling and Marketing

Selling and Marketing costs are expensed as incurred and are reported under selling, general and marketing in the accompanying statements of operations. Such costs were $33,264 and $2,747 for the three months ended September 30, 2022, and 2021, respectively, and $98,942 and $5,770 for the nine months ended September 30, 2022 and 2021, respectively.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

The Company operates in one business segment. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Subsequent Events

The Company has evaluated all subsequent events from September 30, 2022, through the date of filing of this report. See Note 6 for disclosure of subsequent events.

Recent Accounting Pronouncements

The Company, as an emerging growth company, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of The Securities Act of 1933, for complying with new or revised accounting standards, which allows us to defer adoption of certain accounting standards until those standards would otherwise apply to private companies unless otherwise noted.

NOTE 3 – RELATED PARTY TRANSACTIONS

 Related Party Transactions

During the three and nine months ended September 30, 2022, the Company borrowed $120,000 and $460,000, respectively, in a series of cash deposits, from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

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

NOTE 4 – CAPITAL STOCK

Capital Stock

The Company’s authorized capital stock consists of 5,000,000,000 shares of Common Stock, $0.0001 par value per share and 100,000,000 shares of Preferred Stock, $0.0001 par value per share. 60,000,000 The holders of common stock are entitle shares of Preferred Stock have been designated as Class A Convertible Preferred Stock (the “Class A Preferred Stock”).

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

NOTE 4 – CAPITAL STOCK (continued)

Preferred Stock

As of September 30, 2022, the Company had 100,000,000 authorized shares of preferred stock, par value $0.0001 per share, of which 60,000,000 were designated Class A Preferred Stock. The Company has 56,635,000 shares of Class A Preferred Stock outstanding, of which 31,230,000 shares of Class A Preferred Stock are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

The Class A Preferred Stock has the following material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

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

In May 2021, the Company entered into an employment agreement with Mr. Lambrecht. The agreement provides that Mr. Lambrecht would serve as Chief Executive Officer Company for a term of three years at an annual salary of Two Hundred Fifty Thousand Dollars ($250,000), and an incentive bonus as determined by the Board of Directors. The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

In June 2021, the Company entered into an employment agreement with Austen Lambrecht, who is a son of the Company’s CEO.  The agreement provided that Austen Lambrecht would serve as Vice President - Operations for a term of three years at an annual salary of Sixty Thousand Dollars ($60,000), and an incentive bonus as determined by the Board of Directors.  The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

Both executives have agreed to waive their rights to payment of any amounts due but unpaid under these employment contracts.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

Net Revenue. For the three months ended September 30, 2022, we generated revenues of $3,762 as compared to $3,218 for the three months ended September 30, 2021. The decrease revenue was due primarily to decrease sales of hemp cigarettes.

Cost of Revenues. For the three months ended September 30, 2022 and 2021, cost of revenue was $2,480 and $3,004, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $1,282 for the three months ended September 30, 2022, compared with $214 for the three months ended September 30, 2021.  Margin improvement was driven by lower costs of goods.

Operating Expenses. For the three months ended September 30, 2022 and 2021, total operating expenses were $120,285 and $103,636. The increase was primarily due higher professional and legal expenses related to regulatory filings and potential listing of our common stock.

Net Loss. For the three months ended September 30, 2022 and 2021, net loss was $119,003 and $103,422, respectively.  The increase in net loss was primarily due to higher professional and legal expenses.

Comparison of the Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021

Net Revenue. For the nine months ended September 30, 2022, we generated revenues of $13,064 as compared to $26,410 for the nine months ended September  30, 2021. The decrease revenue was due primarily to decrease sales of hemp cigarettes.

Cost of Revenues. For the nine months ended September 30, 2022 and 2021, cost of revenue was $5,716 and $20,369, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $7,348 for the nine months ended September  30, 2022, compared with $6,041 for the nine months ended September 30, 2021. Margin improvement was driven by lower costs of goods.

Operating Expenses. For the nine months ended September 30, 2022 and 2021, total operating expenses were $393,688 and $210,097. The increase was primarily due higher professional and legal expenses related to regulatory filings and potential stock listing.

Net Loss. For the nine months ended September 30, 2022 and 2021, net loss was $386,340 and $204,056, respectively.  The increase in net loss was primarily due to higher professional and legal expenses.

Liquidity and Capital Resources

As of September 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months, we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through the increase of revenue, we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

During the nine months ended September 30, 2022, the Company borrowed an additional $460,000, in a series of payments, from the Chief Executive Officer. Accordingly, the existing promissory note was modified to reflect these increases. The note does not bear interest and is due in a lump sum payment on May 31, 2023.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $467,183 for the nine months ended September 30, 2022, primarily as a result of our net loss of $386,340 and an increase in inventory of $80,949. Net cash used in operating activities was $195,309 for the nine months ended September 30, 2021, primarily as a result of our net loss of $204,056.

Investing Activities

Cash flow provided by (used in) investing activities –None.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2022, our financing activities provided cash of $460,000 consisting of borrowings from our Chief Executive Officer.  During the nine months ended September 30, 2021, our financing activities provided cash of $208,650 primarily from sale of common stock.

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

Recent Accounting Pronouncements

See Note 2 of the financial statements for discussion of Recent Accounting Pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
10.6	Promissory note dated September 30, 2022, issued by the Company to the Greg Lambrecht scheduled to mature June 30, 2023

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

1606 Corp.

Dated: November 10, 2022	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

