Form 10-K
period 2022-12-31
1606 CORP.
filed 2023-03-10
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $19,076,697.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 7, 2023, the Company had 38,153,394 outstanding shares of its common stock, par value $0.0001.

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

Item 1. Business

Company Overview

The Company was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. We offer nicotine-free and tobacco-free alternatives to traditional cigarettes and vaping products. Our manufacturers use state of the art manufacturing in the United States and a blend of all-natural ingredients to provide smokers aged 21+ an alternative to traditional cigarettes that does not contain nicotine or tobacco, and promote health benefits such as pain management, reduced anxiety and enhanced wakefulness. Our smokable hemp cigarettes are an alternative for customers that currently smoke or want to quit smoking nicotine. All our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

With our corporate headquarters located in Phoenix, AZ and our executive team experienced in tobacco sales, distribution, commercialization, and marketing, we believe our product “1606 Original Hemp” is positioned to become the market leader in the smokable industrial hemp cigarette marketplace.

We have released four primary flavor variants namely Original, Smooth, Menthol, and Mango. Original is a full-flavored product which has been developed to closely emulate the taste experience of a regular tobacco cigarette. Smooth has been developed to produce a flavor profile which is milder in taste. Menthol has been developed to mimic the taste profile of a mentholated tobacco cigarette. Mango has been developed to produce a product that appeals to consumers that want a flavored product. 1606 will market its products under the 1606 Hemp brand for the Original Hemp product and under Zero for the product that has no Marijuana smell. Through the application of a flavoring treatment, they can completely transform the raw material into a finished product that tastes and smells similar to tobacco when combusted. This material is referred to as Base Cigarette Material (“BCM”). Similarly, to fine-cut tobacco, BCM is derived entirely from plant matter, however BCM is fundamentally different from fine-cut tobacco in that it has no tobacco content whatsoever. As such, BCM contains no nicotine, is non-addictive, and undergoes substantially different processing than fine-cut tobacco. This process forms a significant part of the value of Zero brand and is a closely guarded trade secret.

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

Our Strategy

The current market for combustible (smokable) products worldwide is valued at $932 billion. The combustible market includes traditional cigarettes, cigars, electronic vapes, and combustible hemp products, but has historically been dominated by traditional cigarettes, which account for 75% of the worldwide tobacco sales. The CDC states that 34 million American adults currently smoke cigarettes and over 70% have some desire to quit.

While the cannabidiol (“CBD”) market has many products, the combustible market has a smaller number of competitors of which 1606 is one. Grandview Research has shown that the combustible market is projected to increase by 1.3% through the year 2028, with a growing smokable hemp segment as smoking hemp is becoming more acceptable in mainstream society for those who smoke and for its many health benefits. In fact, Hemp Industry Daily reports tobacco smokers are 191% more likely to use hemp pre-rolls than the general population. Approximately 29% of cigarette smokers have indicated interested in smokable hemp. Our strategy is to capitalize on the current growing demand for smokable hemp by offering nicotine-free, tobacco-free and organically grown hemp that commands premium pricing for all of our distributed and proprietary branded products. Moreover, we leverage our impressive social media following to selectively e-market to customers that ordered our products and people engaged in the business of smokables distribution and sales.

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

Employees

We have two full-time employees, which includes our Chief Executive Officer and our Chief Operating Officer. We retain the services of additional personnel on an independent contractor basis. We do not have any part-time employees but work with several consultants.

Corporate Information

Our principal offices are located at 2425 E. Camelback Rd., Suite 150, Phoenix, AZ, 85016. Our main telephone number is (602) 481-1544. Our website address is www.1606hemp.com. We have not incorporated by reference into this prospectus the information that can be accessed through our website and you should not consider it to be part of this prospectus.

Government Regulation

The 2018 Farm Bill was signed into law on December 20, 2018 and it removed hemp from the CSA, which means it is no longer a controlled substances under federal law.

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

To comply with state regulations for commercial and research programs, growers must be licensed, registered, or permitted with the state agency overseeing the program. Requirements for registration, licenses and permits might include:

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

The USDA announced October 29, 2019, the “U.S. Domestic Hemp Production Program”. The interim final rule governs the production of hemp under the 2018 Farm Bill. The interim final rule does not affect industrial hemp that was or is being cultivated under the 2014 Farm Bill programs. That industrial hemp remains subject to the requirements of the 2014 Farm Bill. Key take-aways from the USDA 161 page guidelines are as follows:

•

Federal Pre-emption: The USDA re-confirmed that the 2018 Farm Bill pre-empts state law regarding interstate transport of hemp. Specifically, States and Indian Tribes may not prevent the movement of hemp through their States or Territories even if they prohibit its production. States that regulate hemp must do so in a manner that is at least as strict as the 2018 Farm Bill and the USDA federal plan. Importantly, they are permitted to regulate hemp in a manner that is more stringent than the USDA plan. This includes making the cultivation and commerce of hemp and hemp products unlawful, though it is unlawful for a state or Indian Tribe to prohibit the transport hemp through its borders.

•	Seed Certification Hemp: The USDA will not establish a federal seed certification program. The USDA acknowledged the magnitude of this undertaking and has decided it is not feasible at this time.

6

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

Item 2. Properties.

The Company leases approximately 100 square feet of office space at 2425 E. Camelback Road, Suite 150, Phoenix, AZ 85016, at a monthly base rent of $580.  The lease is on a month-to-month basis.

Item 3. Legal Proceedings.

From time-to-time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company recently began trading in January 2023.

Holders

As of December 31, 2022, there were 37,428,394 shares of common stock outstanding, which were held by approximately 331 record holders. In addition, there were 56,635,000 shares of our Class A Convertible Preferred Stock outstanding, which were held by eight record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, there were no sales by the Company (which have not been included in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Plan of Operation

The Company was incorporated in Nevada in February 2021 and spun-off from Singlepoint Inc. in April 2021. Management believes the assumptions made to carve out the Company’s underlying standalone financial statements from the consolidated Singlepoint results prior to the April 2021 spin-off are reasonable. Nevertheless, the financial statements may not include all the actual expenses that would have been incurred had the Company operated as a standalone company during the period prior to the spin-off. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

We achieved our goal of offering a nicotine- and tobacco-free alternative to cigarettes and vaping products using industrial grade hemp, and promoting health benefits such as pain management, reduced anxiety and enhanced wakefulness. Smokable hemp is an alternative for customers that currently smoke or want to quit smoking nicotine. All our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown – free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

We are focused on increasing our retail footprint concentrating on regional expansion in addition to continuing to grow our online presence and retail distribution network. We sell our products directly online through our website, www.1606hemp.com, and ship them directly to anywhere within the United States. Our products are also sold in approximately 300 retail stores.

Results from Operations – For the year ended December 31, 2022, as compared to December 31, 2021.

Net Revenue

For the years ended December 31, 2022 and 2021, the Company had total sales of $13,944 and $34,069, respectively. The decrease in revenues was directly related to the decrease in sales of hemp cigarettes.

Cost of Revenue

For the years ended December 31, 2022, and 2021, cost of revenue was $12,762 and $21,696, respectively. The decrease was due primarily to lower sales in 2022 compared to 2021.

Gross Profit

As a result of the foregoing, our gross profit was $1,182 for the year ended December 31, 2022, compared with $12,373, for the year ended December 31, 2021. The decrease in our overall gross profit was primarily a result of lower sales.

Operating Expenses

For the years ended December 31, 2022, and 2021, total operating expenses were $541,219 and $313,634, respectively. The increase was across all expense categories and was a result of the Company expanding its business and also the additional costs associated with regulatory filings and potential stock listing and other costs associated with reporting as a public company.

Net Loss

For the years ended December 31, 2022, and 2021, net loss was $540,037 and $301,261, respectively. The increase in net loss is primarily a result of higher legal & professional expenses and contractor fees, combined with lower revenues.

Liquidity and Capital Resources

As of December 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through an increase of revenue and gross margin, we will need to raise money from outside investors through sale of common stock, issuance of convertible notes, debt or similar instrument(s). The Company plans to pay current liabilities by increasing revenue and gross margin through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately be successful doing so.

Advances from Officer

During the years ended December 31, 2022 and 2021, the Company borrowed $540,000 and $195,050, respectively in a series of payments, from the Chief Executive Officer in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on December 31, 2023.

Our cash flows for the year ended December 31, 2022, and 2021 are summarized below:

	Year Ending December 31, 2022	Year Ending December 31, 2021
Net cash used in operating activities	$(610,151)	$(260,507)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by financing activities	$705,673	$270,050
Net Change in Cash	$95,522	$9,543
Cash at beginning of year	$9,543	$-
Cash at end of year	$105,065	$9,543

Net Cash Used in Operating Activities

For the years ended December 31, 2022 and 2021 net cash used in operating activities was $610,150 and $260,507, respectively due primarily to our net losses of $540,037 and $301,261, respectively.

Net Cash Provided by (Used in) Investing Activities

None.

Net Cash Provided by Financing Activities

For the years ended December 31, 2022 and 2021, net cash provided by financing activities was $705,673 and $270,050, respectively. The increase was directly due to cash from equity and debt financing.

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

Item 8. Financial Statements and Supplementary Data.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

1606 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 1606 Corp. as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit and parent’s net investment, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of 1606 Corp. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern.  As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to 1606 Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  1606 Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as 1606 Corp.'s auditor since 2021.

Dallas, Texas

March 10, 2023

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Website: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

1606 CORP.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2022	2021
Current Assets:
Cash	$105,065	$9,543
Inventory	113,174	31,449
Prepaids and other current assets	13,577	-
Total Assets	$231,816	$40,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Credit card payable	$25,188	$-
Accrued interest payable – related party	3,173	-
Note payable to related party	735,050	195,050
Current portion of long-term Note payable to related party	63,456	27,034
Total current liabilities	826,867	222,084
Note payable to related party - long-term, net of current portion	-	36,422
Total liabilities	826,867	258,506

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit):
Undesignated preferred stock, par value $0.0001 per share; 40,000,000 authorized shares as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Class A convertible preferred stock, par value $0.0001 per share; 60,000,000 shares authorized as of December 31, 2022 and 2021; 56,635,000 shares issued and outstanding as of December 31, 2022, and 2021, respectively	5,663	5,663
Common stock, par value $0.0001 per share; 5,000,000,000 shares authorized as of December 31, 2022 and 2021; 37,428,394 and 37,103,394 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3,742	3,710
Additional paid-in capital	236,842	74,374
Accumulated deficit	(841,298)	(301,261)
Total stockholders’ deficit	(595,051)	(217,514)

Total liabilities and stockholders' deficit	$231,816	$40,992

The accompanying notes are an integral part of these financial statements.

1606 CORP.

 STATEMENTS OF OPERATIONS

Revenues, net of discounts	$13,944	$34,069

Cost of goods sold	(12,762)	(21,696)

Gross profit	1,182	12,373

Operating expenses:
Legal and professional	204,672	125,917
Advertising and marketing	118,786	56,979
Contract labor	117,016	75,923
Selling, general and administrative	100,745	54,815
Total operating expenses	541,219	313,634

Loss before income tax	(540,037)	(301,261)

Income tax expense

Net loss	$(540,037)	$(301,261)
Net loss per share – basic and diluted	$0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	37,144,459	37,098,910

 The accompanying notes are an integral part of these financial statements.

1606 CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT AND PARENT’S NET INVESTMENT

	Preferred Stock		Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	(Deficit)

Balance, December 31, 2020	-	$-	-	$-	$-	$50,347	$-	$50,347
Net loss	-	-	-	-	-	(14,701)	(301,261)	(315,962)
Transfers from Parent	-	-	-	-	-	5,648	-	5,648
Issuance of note to former parent, Singlepoint Inc.	-	-	-	-	-	(41,294)	-	(41,294)
Preferred stock distributed in connection with spinoff, April 7, 2021	59,000,000	5,900	-	-	(5,900)	-	-	-
Preferred stock cancelled	(2,365,000)	(237)	-	-	237	-	-	-
Common stock distributed in connection with spinoff, April 7, 2021	-	-	36,953,394	3,695	(3,695)	-	-	-
Common stock issued for cash	-	-	150,000	15	74,985	-	-	75,000
Other	-	-	-	-	8,747	-	-	8,747
Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$-	$(301,261)	$(217,514)
Net loss	-	-	-	-	-	-	(540,037)	(540,037)
Common stock issued for cash	-	-	325,000	32	162,468	-	-	162,500
Balance, December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	$236,842	$-	$(841,298)	$(595,051)

The accompanying notes are an integral part of these financial statements.

1606 CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(540,037)	$(301,261)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition expense from related party	-	22,161
Other	-	(305)
Change in assets and liabilities:
Accounts receivable	-	82
Inventory	(81,725)	18,816
Prepaids and other current assets	(13,577)	-
Credit card payable	25,188	-

Net Cash Used in Operating Activities	(610,151)	(260,507)

Cash flows provided by (used in) investing activities:
Net cash provided by (used in) investing activities	-	-

Net cash provided by financing activities
Accrued interest payable – related party	3,173	-
Note payable – related party	540,000	195,050
Proceeds from sale of common stock	162,500	75,000
Net cash provided by financing activities	705,673	270,050

Net Change in Cash	95,522	9,543

Cash, beginning of the year	9,543	-

Cash, end of the year	$105,065	$9,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

1606 Corp.

Notes to the Financial Statements

For the years ended December 31, 2022 and 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corporate History

1606 Corp. (“1606” or the “Company”) was formed in February 2021 and was a division of Singlepoint Inc. (“Singlepoint”) until April 2021, when Singlepoint spun off 1606, whereby each holder of common stock and Class A preferred stock of Singlepoint received one share of unregistered and restricted common stock or Class A Preferred Stock of the Company for each such shared owned of Singlepoint.

Business

1606 Corp. is an early-stage sales marketing company focused on the domestic hemp cigarette (aka “pre-roll”) market. The Company currently sells its hemp products through individual online sales.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop its business and achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Until April 2021, when Singlepoint spun off 1606, the Company was part of Singlepoint’s consolidated operations. For that period, the Company has been carved out of Singlepoint’s consolidated operations for the purpose of presenting the Company on a standalone basis. Singlepoint used a centralized approach to cash management and financing its operations, including the operations of the Company. Transactions between Singlepoint and the Company until the spin off are accounted for through Parent’s Net Investment.

Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the financial statements for the period of time prior to the spin off may not include all of the actual expenses that would have been incurred had the Company operated as a standalone company during that period. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

The expenses of the Company for the year ended December 31, 2021 (until April 2021, when Singlepoint spun off 1606), have been allocated by management between the Company and Singlepoint based either on specific attribution of those expenses or, where necessary, based on management’s best estimate of an appropriate proportional allocation.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. An allowance for uncollectible accounts is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of December 31, 2022 and 2021 consists of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.  No such adjustments were deemed necessary during 2022 or 2021.

Revenue Recognition

The Company, which has adopted ASC 606 “Revenue from Contracts with Customers”, derives its revenues primarily from the sale of hemp products. Revenues are recognized, when control of these products is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

Cost of Goods Sold and Selling, General and Administrative Expenses

Costs associated with the production and procurement of product are included in cost of goods sold, including shipping and handling costs such as inbound freight costs, purchasing, and receiving costs, inspection costs and other product procurement related charges. All other expenses are included in selling, general and administrative expenses, as the predominant expenses associated therewith are general and administrative in nature.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Parent’s Net Investment

The Company’s equity on the Balance Sheets (until April 2021, when Singlepoint spun off 1606) represents Singlepoint’s net investment in the Company’s business and is presented as “Parent’s Net Investment”. During that time, Singlepoint performed cash management and other treasury-related functions on a centralized basis for all of its divisions, which included 1606. Liabilities recorded by Singlepoint, whose related expenses have been pushed down to the Company, are included in Parent’s Net Investment.

All transactions reflected in the Parent’s Net Investment have been considered cash receipts and payments for purposes of the Statements of Cash Flows and are reflected in the financing activities in the accompanying Statements of Cash Flows.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

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

Net Loss Per Common Share

a.

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and shares of non-vested restricted stock computed using the treasury stock method. These common stock equivalents are excluded from the calculation of weighted average dilutive common shares to the extent they are issued and outstanding, because their effect would be anti-dilutive. There are no shares that are excluded from the calculation of weighted average dilutive common shares.

b.

At December 31, 2022 and 2021, 37,428,394 and 37,103,394 shares of the Company’s Common Stock were outstanding, respectively. For the year ended December 31, 2021 calculation, the 36,953,394 shares issued in association with the spin off are treated as issued and outstanding from January 1, 2021, for purposes of calculating basic and diluted earnings per share, as prior to the April 2021 spin off no common shares were issued or outstanding.

Advertising and Marketing

Advertising and Marketing costs are expensed as incurred. Such costs were $118,786 and $56,979 for the years ended December 31, 2022, and 2021, respectively.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company considers the carrying amounts of its financial instruments (cash, credit card payable and accrued interest payable) in the balance sheets to approximate fair value because of the short-term and/or highly liquid nature of these financial instruments.

Segment Reporting

The Company operates in one business segment. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Subsequent Events

The Company has evaluated all subsequent events from December 31, 2022, through the date of filing of this report. See Note 7 for disclosure of subsequent events.

Recent Accounting Pronouncements

The Company has considered the potential impact of recent accounting pronouncement and has not identified any that are expected to have a material impact on the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company borrowed $540,000 and $195,050, respectively in a series of payments from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2023. The total due under this promissory note at December 31, 2022 and 2021 was $735,050 and $195,050, respectively.

During 2022, the Company paid $10,000 for services to the Vice President of Operations and $5,000 to another individual for web development services.  Both individuals are children of the Company’s CEO.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a maturity date of August 1, 2024, and requires monthly installment payments installments of $1,902 beginning August 1, 2021. To date, the Company has made no principal or interest payments under the terms of the Note and is therefore, in default.  As a result, the Company has classified the entire Note balance, plus accrued interest of $3,173, as a current liability as of December 31, 2022.

On April 28, 2021, the Company sold a combined total of 150,000 shares of common stock to three individuals who are children of the Company’s CEO and Sole Director. Each individual paid $25,000 and was issued 50,000 shares of common stock.

NOTE 4 – CAPITAL STOCK

Capital Stock

The Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of Preferred Stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of Preferred Stock as Class A Convertible Preferred Stock (the “Class A Preferred Stock”). The remaining 40,000,000 of Preferred Stock remains undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share held. The affirmative vote of a majority of votes cast at a meeting which commences with a lawful quorum is sufficient for approval of most matters upon which shareholders may or must vote, including the questions presented for approval or ratification at the Company’s Annual Shareholders’ Meeting. An amendment of the Company’s Articles of Incorporation, however, requires the affirmative vote of a majority of the Company’s total voting power for approval. Common shares do not carry cumulative voting rights, and holders of more than 50% of the common stock have the power to elect all directors and, as a practical matter, to control the Company. Holders of common stock are not entitled to preemptive rights, and the common stock may only be redeemed at the Company’s election.

Preferred Stock

As of December 31, 2022 and 2021, the Company has 56,635,000 shares of Class A Preferred Stock outstanding, of which 31,230,000 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining outstanding shares of Class A Preferred Stock.

The Class A Preferred Stock has the following material rights and preferences (as are more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

Ranking

The Class A Preferred Stock ranks, as to dividends and upon liquidation, senior and prior to the common stock of the Company.

Liquidation

In the event of liquidation, dissolution or winding up of the Company, the holders of the Class A Preferred Stock are entitled, out of the assets of the Company legally available for distribution, to receive, before any payment to the holders of shares of common stock or any other class or series of stock ranking junior, an amount per share equal to $1.00.

Voting

Each share of Class A Preferred Stock entitles the holder thereof to 50 votes on any matters requiring a shareholder vote of the Company.

Conversion

Each share of our Class A Preferred Stock is convertible into common stock on a one-for-25 basis at the option of the holder.

NOTE 5 – INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

NOTE 5 – INCOME TAXES (Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

The components of income tax expense for the years ended December 31, 2022, and 2021, consist of the following:

	2022	2021
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(0.0)%	(0.0)%
Valuation allowance	(21.0)%	(21.0)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2022, and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$265,673	$152,265

Total deferred tax asset	265,673	152,265

Valuation allowance	(265,673)	(152,265)
Net deferred tax assets	$-	$-

The deferred tax assets associated with the net operating losses included in the table above reflect proforma net operating losses as if the Company were a separate taxpayer during the periods presented (until April 2021, when Singlepoint spun off 1606).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Other Claims

From time to time, the Company is party to claims and actions for matters arising out its normal business operations. Management regularly evaluates the status of these legal proceedings and other claims to assess whether a loss is probable or there is a reasonable possibility that a loss, or any additional loss, may have been incurred to determine if accruals are appropriate. If accruals are not appropriate, management further evaluates each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, the Company believes it has adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the Company’s consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred.

Employment Agreement

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

In May 2021, the Company entered into an employment agreement with Mr. Lambrecht. The agreement provided that Mr. Lambrecht would serve as Chief Executive Officer of the Company for a term of three years at an annual salary of Two Hundred Fifty Thousand Dollars ($250,000), and an incentive bonus as determined by the Board of Directors.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement (Continued)

The agreement shall automatically be renewed for additional six month periods unless either party has provided written termination of the agreement at least 90 days prior to the expiration of such term.

Both executives have agreed to waive their rights to payment of any amounts due but unpaid under these employment contracts.

NOTE 7 – SUBSEQUENT EVENTS

In January 2023, the Company sold a combined total of 725,000 shares of common stock to unrelated parties for $362,500.

* * * * * * * * * * * * * * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position

Greg Lambrecht	60	Chief Executive Officer, Chief Financial Officer and Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Greg Lambrecht, age 60, became the Chief Executive Officer of the Company and a member of the Board of the Directors at the inception of the Company. Prior to this, Mr. Lambrecht was the founder, and served as Chief Executive Officers of Singlepoint Inc, for over ten years. Greg is a visionary entrepreneur backed by a robust tenure in operations, investor relations, and corporate leadership, As the founder of a leading consumer product distribution company, Greg negotiated agreements with the nation’s largest retail outlets such as 7-11 (Southland Corp), Albertsons, and Costco representing 25,000 retail accounts. Greg is a graduate of Western Washington University with a degree in Marketing and Communications.

The Company filed Form 8-K on January 24, 2023 announcing that on January 20, 2023, Mr. Lambrecht, the sole Board member appointed pursuant to the Company’s bylaws, Mr. Govindan Gowrishankar and Mr. Venu Aravamudan, as independent members of the Board of Directors. Mr. Lambrecht also appointed his son Austen as a Director. All members will remain on the Board until the next election of the shareholders.

Mr. Gowrishankar, 57 years of age, is an entrepreneur and experienced executive who has grown companies and teams. He is a strong business development professional, skilled in SAAS, Mobile Advertising, Mobile Content, E-commerce, and Venture Capital. Mr. Gowrishankar has and does serve boards of both Public and Private companies.

Venu Aravamudan, 58 years of age, has in excess of 30 years of experience as a software engineering and products leader delivering leading-edge offerings for enterprise customers. He was most recently SVP of engineering for Oracle's cloud platform and identity, leading a team of more than 1800 engineers. Prior roles have included SVP & GM at F5 Networks where he developed the first generation of F5's cloud services offerings, General Manager at Amazon/AWS RDS leading cloud database offerings, and similar senior roles at Limelight Networks, VMware, and Microsoft. Venu has a master's Degree in Applied Math from Rensselaer Polytechnic Institute (RPI) and an undergraduate in engineering from the Indian Institute of Technology (IIT).

Austen Lambrecht, 25 years of age, started at Singlepoint working with the company in research and development with the solar and hemp subsidiaries. After the spin-off from Singlepoint, he worked under the CEO at 1606 Corp in business development and acquisition.  Austen has been the Vice President of Operations since June of 2021. His responsibilities include sales, marketing, and investor relations. He attended the W.P. Carey School of Business at Arizona State University with a focus on Sports Business.

There is no compensation at this time for Directors.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for our fiscal years ended December 31, 2022 and December 31, 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2022. In this prospectus, we refer to such officers as our “Named Executive Officers.”

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below. No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Greg Lambrecht,	2022	$-	-	-	-	-	-	-	$-
CEO; Chairman(1)	2021	$7,200	-	-	-	-	-	-	$7,200

Corey Lambrecht,	2022	$-	--	-	-	-	-	-	$0
Former CFO (1)	2021	$-	-	-	-	-	-	-	$0

William Ralston	2020	$11,046	-	-	-	-	-	-	$11,046
Former President (2)	2021	$-	-	-	-	-	-	-	$0

(1)	Corey Lambrecht served as CFO of the Company from inception to his resignation on April 23, 2021.

(2)	William Ralston served as President of the Company from inception to his resignation on April 23, 2021.

Directors Compensation

During the fiscal years ended December 31, 2022 and December 31, 2021, our directors were not paid any compensation for serving as Directors of the Company.

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

On May 10, 2021 the Company entered into an employment agreement with Greg Lambrecht (Director and officer of the Company) to serve as Chief Operating Officer of the Company at an annual salary of $250,000. The agreement provides for a term of three years and will automatically be renewed for additional six month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. If employment is terminated as a result of death or Disability, the Company shall pay to the base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or disability and a lump sum payment equal to one year of base salary (at the time his death or disability occurs) within 30 days of his death or disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay to the base salary through the date of his termination and shall have no further obligation to any other compensation or benefits. If employment is terminated by the Company (or its successor) upon the occurrence of a change of control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the base salary for a period of twelve (12) months following such termination, (ii) pay the any accrued and any earned but unpaid bonus, (iii) pay the bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. If employment is terminated by Mr. Lambrecht for Good Reason, or by the Company without Cause, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to six (6) times the then monthly base salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay the bonus Mr. Lambrecht would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

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

Our calculation of the percentage of beneficial ownership prior to this offering is based on 37,428,394 shares of common stock outstanding as of December 31, 2022, we also have 56,635,000 shares of Class A Preferred Stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

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

During the year ended December 31, 2022, the Company borrowed $540,000, in a series of payments, from the Chief Executive Officer in exchange for the issuance of a promissory note. The note does not bear interest and is due in a lump sum payment on December 31, 2023.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Independent Directors

                The Company has no independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees & Services	2022	2021
Audit Fees	$35,000	$28,000
Audit Related Fees		-
Tax Fees
All Other Fees	21,000	7,000
Total Fees	$56,000	$35,000

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

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultations regarding financial accounting and reporting standards.

There were no such services by our principal accountants in 2022 or 2021.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services.

There were no such services by our principal accountant in 2022 or 2021.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant in 2022 or 2021.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2022 and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

1606 CORP.

Dated: March 10, 2023	By:	/s/ Gregory Lambrecht
Gregory Lambrecht CEO/CFO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Lambrecht	Chief Executive Officer, Chief Financial Officer,	March 10, 2023
Gregory Lambrecht	and Chairman of the Board (Principal Executive Officer and Principal Financial Officer),

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

