Form 10-Q
period 2023-03-31
1606 CORP.
filed 2023-05-18
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2023, the Company had 38,153,388 outstanding shares of its common stock, par value $0.0001.

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

2

1606 CORP. CONDENSED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$220,111	$105,065
Accounts Receivable	3,591	-
Note Receivable	11,500	-
Inventory	113,074	113,174
Prepaids & Other Current Assets	12,684	13,577
Total Current Assets	360,960	231,816
Other Assets	65,000	-
Total Assets	$425,960	$231,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Credit Card Payable	$23,081	$25,188
Accrued Expenses	11,442	-
Accrued Interest Payable - Related Party	5,694	3,173
Note Payable to Related Party	735,050	735,050
Note Payable to Related Party	63,456	63,456
Total Current Liabilities	838,723	826,867

Commitments and Contingencies (Note 5)

Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and
outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized;
56,432,595 and 56,635,000 shares issued and outstanding as of March 31, 2023 and
December 31, 2022, respectively	5,643	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 43,213,519 and and 37,428,394 shares issued and outstanding as of March 31, 2023 and December 31, 2022,
respectively	4,321	3,743
Additional Paid-in Capital	648,783	236,841
Accumulated Deficit	(1,071,510)	(841,298)
Total Stockholders' Deficit	(412,763)	(595,051)

Total Liabilities and Stockholders' Deficit	$425,960	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31
	2023	2022
Revenues, net of discounts	$1,170	$4,920

Cost of goods sold	1,225	1,764

Gross profit (loss)	(55)	3,156

Operating expenses:
Selling, general and administrative	230,157	148,922
Total operating expenses	230,157	148,922

Loss before Income tax	(230,212)	(145,766)

Income tax expense (benefit)	-	-

Net loss	$(230,212)	$(145,766)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	37,925,610	37,103,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)

Net loss	-	-	-	-	-	(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(447,027)	$(363,280)

Balance, December 31, 2022	56,635,000	$5,663	37,428,394	$3,743	$236,841	$(841,298)	$(595,051)

Net loss	-	-	-	-	-	(230,212)	(230,212)

Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Common stock issued for cash	-	-	725,000	73	412,428	-	412,500
Balance, March 31, 2023	56,432,595	$5,643	43,213,519	$4,321	$648,783	$(1,071,510)	$(412,763)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(230,212)	$(145,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,591)	-
Note receivable	(11,500)	-
Inventory	100	(475)
Prepaids & Other Current Assets	892	360
Credit Card Payable	(2,107)	-
Accrued Expenses	11,441	-

Net cash used in operating activities	(234,976)	(145,881)

Cash flows from investing activities:
Net cash used in investing activities	(65,000)	-

Cash flows from financing activities:
Increase in Note Payable to Shareholder	2,521	145,000
Proceeds from sale of common stock	412,500	-

Net cash provided by financing activities	415,021	145,000

Net Change in Cash	115,045	(881)

Cash, beginning of the period	105,065	9,543

Cash, end of the period	$220,111	$8,662

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At March 31, 2023, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of March 31, 2023, and December 31, 2022 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to estimated net realizable value.  No such adjustments were deemed necessary during the periods presented.

Revenue Recognition

The Company, which has adopted ASC 606 “Revenue from Contracts with Customers”, derives its revenues primarily from the sale of hemp products. Revenues are recognized when control of these products is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share (continued)

b.

At March 31, 2023 and 2022, 43,213,519 and 37,103,394 shares of the Company’s Common Stock were outstanding, respectively. These share amounts are being utilized for the calculation of basic and diluted earnings per share for the three months then ended.

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

Selling and Marketing

Selling and Marketing costs are expensed as incurred and are reported under selling, general and marketing in the accompanying statements of operations. Such costs were $37,885 and $46,588 for the three months ended March 31, 2023, and 2022, respectively.

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

Subsequent Events

The Company has evaluated all subsequent events from March 31, 2023, through the date of filing of this report. See Note 6 for disclosure of subsequent events.

Recent Accounting Pronouncements

The Company has considered the potential impact of recent accounting pronouncement and has not identified any that are expected to have a material impact on the financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended March 31, 2023, and 2022, the Company borrowed $0 and $145,000, respectively, in a series of cash payments from the Company’s Chief Executive Officer (“CEO”) in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2023.

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Related Party Transactions (continued)

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

Preferred Stock

As of March 31, 2023, the Company has 56,432,595 shares of Class A Preferred Stock outstanding, of which 31,092,595 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

The Class A Preferred Stock has the following material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the quarter ended March 31, 2023, a total of 202,405 shares of Class A Preferred Stock were converted to 5,060,125 common shares.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Letter of Intent

On February 22, 2023, the Company entered into a Letter of Intent for the acquisition of a Fifty-One Percent (51%) ownership interest in a natural therapeutic products company for total purchase consideration of $7,140,000 consisting of cash payments of $150,000 and $6,990,000 in Company common stock.  The transaction has not yet closed and is subject to satisfactory completion of certain conditions.

Membership Interest Purchase Agreement

On February 28, 2023, the Company entered into a Membership Interest Purchase Agreement for the acquisition of Fifty-One Percent (51%) of the Membership Units of a hemp distribution company for total purchase consideration consisting of 230,559 shares of the Company’s common stock and a cash payment of $50,000.  The transaction has not yet closed and is subject to satisfactory completion of certain conditions.

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

In February 2023, the Company entered into an employment agreement with Austen Lambrecht, who is a son of the Company’s CEO.  The agreement provides that Austen Lambrecht would serve as Vice President for a term of three years at an annual salary of Eighty-Five Thousand Dollars ($85,000), with an incentive bonus and stock options as determined by the Board of Directors.  The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.  The agreement also provides for compensation under certain severance and change of control circumstance of twelve months of salary and other bonus dollars that may be due.

The Company has recognized $11,448 of compensation expense under this agreement, all of which is accrued and unpaid at March 31, 2023.

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

Greg Lambrecht has agreed to waive his right to payment of any amounts due but unpaid under his employment contract.

NOTE 6 – SUBSEQUENT EVENTS

On April 17, 2023, the Company’s Board of Directors approved three separate consulting agreements for various services whereby shares of the Company’s common stock would be issued as consideration for the services performed.  Under the terms of these agreements the Company expects to issue a total of 3,500,000 common shares.  Based on the price of the Company’s common shares on the date the agreements were approved the total value was $77,000.

On April 17, 2023, the Company’s Board of Directors also approved issuance of a total of 204,000 shares of Class A Preferred Stock to members of management and the Board of Directors as compensation for servicers performed.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022

Net Revenue. For the three months ended March 31, 2023, we generated revenues of $1,170, as compared to $4,920 for the three months ended March 31, 2022. The decrease revenue was due primarily to decrease sales of hemp cigarettes.

Cost of Revenues. For the three months ended March 31, 2023 and 2022, cost of revenue was $1,225 and $1,764, respectively. The decrease was due primarily to lower sales.

Gross Profit. As a result of the foregoing, our gross profit was $(55) for the three months ended March 31, 2023, compared with $3,156 for the three months ended March 31, 2022.  Margin deterioration was driven by lower revenues and higher costs of goods.

Operating Expenses. For the three months ended March 31, 2023 and 2022, total operating expenses were $230,157 and $148,922, respectively. The increase was primarily due to higher professional and legal expenses related to regulatory filings and listing of our common stock.

Net Loss. For the three months ended March 31, 2023 and 2022, net loss was $230,212 and $145,766, respectively.  The increase in net loss was primarily due to higher professional and legal expenses.

Liquidity and Capital Resources

As of March 31, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Advances from Officer

During the three months ended March 31, 2023, the Company borrowed no additional funds from the Chief Executive Officer. Accordingly, the promissory note due to him remains unchanged from December 31, 2022 and totals $735,050.   The note does not bear interest and is due in a lump sum payment on May 31, 2023.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $234,976 for the three months ended March 31, 2023, primarily as a result of our net loss of $230,212.  Net cash used in operating activities was $145,881 for the three months ended March 31, 2022, primarily as a result of our net loss of $145,766.

Investing Activities

Cash flow used in investing activities – Net cash used in investing activities during the three months ended March 31, 2023, totaled $65,000 and related to investments made in two separate operating companies.  There was no cash used in investing activities during the three months ended March 31, 2022.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2023, our financing activities provided cash of $415,021 primarily from the sale of the Company’s common stock.  For the three months ended March 31, 2022, our financing activities provided cash of $145,000 resulting from additional borrowing from our Chief Executive Officer.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

1606 Corp.

Dated: May 15, 2023	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

