Form 10-Q
period 2023-06-30
1606 CORP.
filed 2023-08-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2023, the Company had 46,158,606 outstanding shares of its common stock, par value $0.0001.

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

2

1606 CORP.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$26,973	$105,065
Accounts Receivable	3,600	-
Notes Receivable	21,500	-
Inventory	129,202	113,174
Prepaids & Other Current Assets	-	13,577
Total Current Assets	181,275	231,816
Total Assets	$181,275	$231,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Credit Card Payable	$38,395	$25,188
Accrued Expenses	7,083	-
Accrued Interest Payable - Related Party	8,215	3,173
Note Payable to Shareholder	755,050	735,050
Note Payable to Related Party	63,456	63,456
Total Current Liabilities	872,199	826,867

Commitments and Contingencies (Note 5)

Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and
outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized;
56,632,599 and 56,635,000 shares issued and outstanding as of June 30, 2023 and
December 31, 2022, respectively	5,663	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 46,158,606 and and 37,428,394 shares issued and outstanding as of June 30, 2023 and December 31, 2022,
respectively	4,616	3,743
Additional Paid-in Capital	841,471	236,841
Accumulated Deficit	(1,542,674)	(841,298)
Total Stockholders' Deficit	(690,924)	(595,051)

Total Liabilities and Stockholders' Deficit	$181,275	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Revenues, net of discounts	$304	$4,382	$1,474	$9,302

Cost of goods sold	3,556	1,472	4,781	3,236

Gross profit (loss)	(3,252)	2,910	(3,307)	6,066

Operating expenses:
Write-off of investments	65,000	-	65,000	-
Selling, general and administrative	402,912	124,481	633,069	273,403
Total operating expenses	467,912	124,481	698,069	273,403

Loss before Income tax	(471,164)	(121,571)	(701,376)	(267,337)

Income tax expense (benefit)	-	-	-	-

Net loss	$(471,164)	$(121,571)	$(701,376)	$(267,337)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	44,326,744	37,103,394	43,541,222	37,103,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)

Net loss	-	-	-	-	-	(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(447,027)	$(363,280)

Net loss	-	-	-	-	-	(121,571)	(121,571)

Balance, June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(568,598)	$(484,851)

Balance, December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)

Net loss	-	-	-	-	-	(230,212)	(230,212)

Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Common stock issued for cash	-	-	725,000	73	412,427	-	412,500
Balance, March 31, 2023	56,432,595	$5,643	43,213,519	$4,321	$648,783	$(1,071,510)	$(412,763)

Shares issued for services provided - May 22, 2023	-	-	1,445,087	145	49,855		50,000
Shares issued for services provided - June 2, 2023	200,004	20	1,500,000	150	142,833		143,003

Net loss	-	-	-	-	-	(471,164)	(471,164)
Balance, June 30, 2023	56,632,599	$5,663	46,158,606	$4,616	$841,471	$(1,542,674)	$(690,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(701,376)	$(267,337)
Adjusted for Non-cash Activity:
Shares issued for services provided	193,003	-
Write-off of investments	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(3,600)	(510)
Inventory	(16,028)	(62,408)
Prepaids & Other Current Assets	13,577	-
Credit Card Payable	13,207	-
Accrued Expenses	7,083
Accrued Interest Payable - Related Party	5,042	-

Net cash used in operating activities	(424,093)	(330,255)

Cash flows from investing activities:
Increase in operating companies	(65,000)	-
Investment in Note Receivable	(21,500)	-

Net cash used in investing activities	(86,500)	-

Cash flows from financing activities:
Increase in Note Payable to Shareholder	20,000	340,000
Proceeds from sale of common stock	412,500	-

Net cash provided by financing activities	432,500	340,000

Net Change in Cash	(78,092)	9,745

Cash, beginning of the period	105,065	9,543

Cash, end of the period	$26,973	$19,288

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2023, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At June 30, 2023 and December 31, 2022, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost (first in, first out basis) or market, and consist primarily of hemp products. The Company’s inventory as of June 30, 2023, and December 31, 2022 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to estimated net realizable value. No such adjustments were deemed necessary during the periods presented.

Investments

Investments are recorded at cost and evaluated for impairment each balance sheet date.  During the quarter ended June 30, 2023, the Company wrote-off investments of $15,000 and $50,000 initially made under the terms of a separate Letter of Intent and Member Interest Purchase Agreement, respectively in companies that operate in the hemp market.  See Note 5 – Commitments and Contingencies.

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

b.

At June 30, 2023 and 2022, 46,158,606 and 37,103,394 shares of the Company’s Common Stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for the three and six month periods then ended.

Selling and Marketing

Selling and Marketing costs are expensed as incurred and are reported under selling, general and marketing in the accompanying statements of operations. Such costs were $84,892 and $19,090 for the three months ended June 30, 2023 and 2022, respectively and $122,777 and $65,678 for the six months ended June 30, 2023 and 2022, respectively.

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

Subsequent Events

The Company has evaluated all subsequent events from June 30, 2023, through the date of filing of this report.

Recent Accounting Pronouncements

The Company has considered the potential impact of recent accounting pronouncements and has not identified any that are expected to have a material impact on the financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the quarter ended June 30, 2023, a total of 200,001 shares of Class A Preferred Stock were issued to the Company’s Vice President, Austen Lambrecht, the son of Greg Lambrecht, the Company’s Chief Executive Officer (“CEO”). In addition, one share of Class A Preferred Stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. See Note 4 – Capital Stock.

During the three and six month periods ended June 30, 2023, the Company borrowed $20,000 and $0, respectively, and during the three and six months ended June 30, 2022 the Company borrowed $195,000 and $340,000, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2023. The promissory note totals $755,050 at June 30, 2023.

In June 2021, the Company entered into an Asset Purchase Agreement with SinglePoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with SinglePoint. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $8,215 and $3,173 at June 30, 2023 and December 31, 2022, respectively.

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

During the quarter ended June 30, 2023, a total of 2,945,087 shares of the Company’s common stock was issued in payment for various services provided. The shares had a fair value of $83,000 based on the closing market price of the common shares on the date of grant. There were no additional shares of common stock issued during the six-month period ended June 30, 2023.

During the six-month period ended June 30, 2023, an additional 5,060,125 common shares were issued upon conversion of 202,405 shares of Class A Preferred Stock and 725,000 common shares were sold at $.50 per share for a total purchase price of $412,500.

Preferred Stock

As of June 30, 2023, the Company had 56,632,599 shares of Class A Preferred Stock outstanding, of which 31,092,596 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A Preferred Stock.

The Class A Preferred Stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the quarter ended June 30, 2023, a total of 200,001 shares of Class A Preferred Stock was issued to the Company’s Vice President, Austen Lambrecht and one share of Class A Preferred Stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $110,003 based on an assumed conversion at a one-for-25 ratio of the Class A Preferred Stock for common shares and the closing market price of the common shares on the date of grant.

During the six-month period ended June 30, 2023, an additional 202,405 shares of Class A Preferred Stock were converted into 5,060,125 common shares. No shares of the Company’s Class A Preferred Stock were issued during the quarter and six-month period ended June 30, 2022.

NOTE 4 – CAPITAL STOCK (continued)

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Letter of Intent

On February 22, 2023, the Company entered into a Letter of Intent for the acquisition of a Fifty-One Percent (51%) ownership interest in a natural therapeutic products company for total purchase consideration of $7,140,000 consisting of cash payments of $150,000 and $6,990,000 in Company common stock.  During the quarter ended June 30, 2023, the Company wrote off the initial $15,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

Membership Interest Purchase Agreement

On February 28, 2023, the Company entered into a Membership Interest Purchase Agreement for the acquisition of Fifty-One Percent (51%) of the Membership Units of a hemp distribution company for total purchase consideration consisting of 230,559 shares of the Company’s common stock and a cash payment of $50,000.  During the quarter ended June 30, 2023, the Company wrote off the initial $50,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

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

Employment Agreements

In February 2023, the Company entered into an employment agreement with Austen Lambrecht. The agreement provides that Austen Lambrecht would serve as Vice President for a term of three years at an annual salary of Eighty-Five Thousand Dollars ($85,000), with an incentive bonus and stock options as determined by the Board of Directors. The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. The agreement also provides for compensation under certain severance and change of control circumstance of twelve months of salary and other bonus dollars that may be due.

The Company has $7,083 accrued and unpaid compensation at June 30, 2023 under this agreement.

Employment Agreements (continued)

In May 2021, the Company entered into an employment agreement with Greg Lambrecht. The agreement provides that Mr. Lambrecht would serve as Chief Executive Officer Company for a term of three years at an annual salary of Two Hundred Fifty Thousand Dollars ($250,000), and an incentive bonus as determined by the Board of Directors. The agreement automatically renews for additional six-month periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 with the Three Months Ended June 30, 2022

Net Revenue. For the three months ended June 30, 2023 and 2022, we generated revenues of $304 and $4,382, respectively. The decrease in revenues was directly related to the decrease in sales of hemp cigarettes.

Cost of Goods Sold. For the three months ended June 30, 2023 and 2022, cost of revenue was $3,556 and $1,472, respectively. The increase was directly related to distribution of product samples in an effort to expand distribution and increase the number of retail locations that carry our products for sale.

Gross Profit. As a result of the foregoing, we had a negative gross profit of $(3,252) for the three months ended June 30, 2023, compared with a gross profit of $2,910 for the three months ended June 30, 2022.

Operating Expenses. For the three months ended June 30, 2023 and 2022, total operating expenses were $467,912 and $124,481, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the three months ended June 30, 2023 and 2022, net loss was $471,164 and $121,571, respectively.  The increase in net loss was primarily due to higher operating expenses discussed above.

Comparison of the Six Months Ended June 30, 2023 with the Six Months June 30, 2022

Net Revenue. For the six months ended June 30, 2023 and 2022, we generated revenues of $1,474 and $9,302, respectively. The decrease in revenues was due primarily to the decrease in sales of hemp cigarettes.

Cost of Goods Sold. For the six months ended June 30, 2023 and 2022, cost of revenue was $4,781 and $3,236, respectively. The increase was directly related to distribution of product samples in an effort to expand distribution and increase the number of retail locations that carry our products for sale.

Gross Profit. As a result of the foregoing, we had a negative gross profit of $(3,307) for the six months ended June 30, 2023, compared with a gross profit of $6,066 for the six months ended June 30, 2022.

Operating Expenses. For the six months ended June 30, 2023 and 2022, total operating expenses were $698,069 and $273,403, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the six months ended June 30, 2023 and 2022, net loss was $701,376 and $267,337, respectively.  The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months, we will have a cash need of approximately $1,000,000. Should we not be able to fulfill our cash needs through the increase of revenue, we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

During the three months ended June 30, 2023, the Company borrowed $20,000 of additional funds from the Chief Executive Officer. Accordingly, the promissory note due to him increased from December 31, 2022 and totals $755,050. The note does not bear interest and is due in a lump sum payment on December 31, 2023.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $424,093 for the six months ended June 30, 2023, primarily as a result of our net loss of $701,376, reduced by $193,003 for non-cash expense associated with grants of our common and Class A Preferred shares and $65,000 for the write-off of investments.  Net cash used in operating activities was $330,255 for the six months ended June 30, 2022, primarily as a result of our net loss of $267,337.

Investing Activities

Cash flow used in investing activities – Net cash used in investing activities during the six months ended June 30, 2023, totaled $86,500. The Company made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written-off (see Note 5 of the Notes to the Condensed Financial Statements for further details).  The $21,500 related to additional funds advanced to one of the target companies for which the Company now has Notes Receivable.  There was no cash used in investing activities during the six months ended June 30, 2022.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2023, our financing activities provided cash of $432,500 primarily from the sale of the Company’s common stock. For the six months ended June 30, 2022, our financing activities provided cash of $340,000 resulting from additional borrowings from our Chief Executive Officer.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

See Note 2 of the notes to the condensed financial statements for discussion of Recent Accounting Pronouncements.

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

1606 Corp.

Dated: August 14, 2023	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

