Form 10-Q
period 2023-09-30
1606 CORP.
filed 2023-11-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

Commission File No. 000-53425

1606 Corp.
(Name of small business issuer in its charter)

Nevada	86-1497346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 E. Camelback Rd Suite 150

Phoenix, AZ 85016

(Address of principal executive offices)

(602) 481-1544

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2023, was 47,258,606

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
Assets	2023	2022
Current Assets	(Unaudited)
Cash	$34,316	$105,065
Accounts receivable	3,600	-
Notes receivable	21,500	-
Inventory	129,202	113,174
Prepaids and other current assets	9,929	13,577
Total Current Assets	198,547	231,816

Total Assets	$198,547	$231,816

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$66,707	$25,188
Accrued interest	8,260	3,173
Note payable to shareholder	755,050	735,050
Note payable to related party	63,456	63,456
Convertible notes, net of discount	31,482	-
Derivative liability	443,324	-
Total Current Liabilities	1,368,279	826,867

Total Liabilities	1,368,279	826,867

Stockholders’ Deficit
Undesignated preferred stock, par value $0.0001; 40,000,000 authorized; no shares issued and outstanding	-	-
Class A convertible preferred stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,632,599 and 56,635,000 shares issued and outstanding, respectively	5,663	5,664
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 47,258,606 and 37,428,394 shares issued and outstanding, , respectively	4,726	3,742
Additional paid-in capital	866,360	236,842
Accumulated deficit	(2,046,481)	(841,298)
Total Stockholders’ Deficit	(1,169,732)	(595,051)
Total Liabilities and Stockholders’ Equity	$198,547	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue, net of discounts	$80	$3,762	$1,553	$13,064

Cost of goods sold	-	2,480	4,781	5,716

Gross profit (loss)	80	1,282	(3,228)	7,348

Operating Expenses
Selling, general and administrative	461,516	120,285	1,094,583	393,688
Write-off of investments	-	-	65,000	-
Total operating expenses	461,516	120,285	1,159,583	393,688

Operating loss	(461,436)	(119,003)	(1,162,811)	(386,340)

Other Expenses
Change in fair value of derivative liabilities	(42,372)	-	(42,372)	-
Total other expenses	(42,372)	-	(42,372)	-

Loss before income taxes	(503,808)	(119,003)	(1,205,183)	(386,340)

Provision for income taxes	-	-	-	-

Net Loss	$(503,808)	$(119,003)	$(1,205,183)	$(386,340)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares – basic and diluted	46,690,474	37,103,394	44,031,600	37,103,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

Three Months Ended September 30, 2022	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(568,598)	$(484,851)
Net loss	-	-	-	-	-	(119,003)	(119,003)
Balance as of September 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(687,601)	$(603,854)

Three Months Ended September 30, 2023	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	56,632,599	$5,663	46,158,606	$4,616	$841,470	$(1,542,673)	$(690,924)
Common stock issued for cash	-	-	100,000	10	(10)	-	-
Common stock issued for services	-	-	1,000,000	100	24,900	-	25,000
Net loss	-	-	-	-	-	(503,808)	(503,808)
Balance as of September 30, 2023	56,632,599	$5,663	47,258,606	$4,726	$866,360	$(2,046,481)	$(1,169,732)

Nine Months Ended September 30, 2022	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)
Net loss	-	-	-	-	-	(386,340)	(386,340)
Balance as of September 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(687,601)	$(603,854)

Nine Months Ended September 30, 2023	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	236,842	$(841,298)	$(595,051)
Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Preferred stock issued for services	200,004	20	-	-	109,982	-	110,002
Common stock issued for cash	-	-	825,000	83	412,417	-	412,500
Common stock issued for services	-	-	3,945,087	395	107,605	-	108,000
Net loss	-	-	-	-	-	(1,205,183)	(1,205,183)
Balance as of September 30, 2023	56,632,599	$5,663	47,258,606	$4,726	$866,360	$(2,046,481)	$(1,169,732)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,205,183)	$(386,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	218,002	-
Write-off of investments	65,000	-
Amortization of debt discount	31,482	-
Change in fair value of derivative liabilities	42,372	-
Financing costs	225,952	-
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	-
Inventory	(16,028)	(81,660)
Prepaids and other current assets	3,648	-
Accounts payable and accrued liabilities	41,519	-
Accrued interest	5,087	-
Net cash used in operating activities	(591,749)	(468,000)

Cash Flows from Investing Activities
Increase in operating companies	(65,000)	-
Investment in note receivable	(21,500)	-
Net cash used in investing activities	(86,500)	-

Cash Flows from Financing Activities
Proceeds from note payable to shareholder	20,000	460,000
Proceeds from convertible notes	175,000	-
Proceeds from sale of common stock	412,500	-
Net cash provided by financing activities	607,500	460,000

Net decrease in cash	(70,749)	(8,000)

Cash, beginning of period	105,065	9,543

Cash, end of period	$34,316	$1,543

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

Note 1 - Description of Business

Corporate History

1606 Corp. (“1606” or the “Company”) was formed in February 2021 and was a division of Singlepoint Inc. (“Singlepoint”) until April 2021, when Singlepoint spun off 1606, whereby each holder of common stock and Class A preferred stock of Singlepoint received one share of unregistered and restricted common stock or Class A preferred stock of the Company for each such share owned of Singlepoint.

Business

1606 Corp. is an early-stage sales marketing company focused on the domestic hemp cigarette (aka “pre-roll”) market. The Company currently sells its hemp products through individual online sales.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Management believes the assumptions underlying the Company’s standalone financial statements are reasonable. Nevertheless, the accompanying condensed financial statements may not include all the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At September 30, 2023 and December 31, 2022, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost or market, and consist primarily of hemp products. The Company’s inventory as of September 30, 2023, and December 31, 2022 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or market . No such adjustments were deemed necessary during the periods presented.

Investments

Investments are recorded at cost and evaluated for impairment each balance sheet date. During the nine months ended September 30, 2023, the Company wrote-off investments of $15,000 and $50,000 initially made under the terms of a separate Letter of Intent and Member Interest Purchase Agreement, respectively in companies that operate in the hemp market. See Note 5 - Commitments and Contingencies.

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

At September 30, 2023 and 2022, 47,258,606 and 37,103,394 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for the three and nine months then ended.

Selling and Marketing

Selling and marketing costs are expensed as incurred and are reported under selling, general and administrative in the accompanying statements of operations. Such costs were $461,516 and $120,285 for the three months ended September 30, 2023 and 2022, respectively and $1,094,583 and $393,688 for the nine months ended September 30, 2023 and 2022, respectively.

Fair value measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or September 30, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended September 30. 2023:

Balance - December 31, 2022	$-
Additions	400,952
Settlements	-
Change in fair value	42,372
Balance – September 30, 2023	$443,324

Beginning on June 27, 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequent to June 27, 2023, resulted in derivative liabilities.

At September 30, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0406; risk-free interest rate of 5.46%; expected volatility of the Company’s common stock of 689%; and exercise prices of $0.0182; and terms of nine to twelve months.

Segment reporting

The Company operates in a single business segment. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Subsequent Events

The Company has evaluated all subsequent events from September 30, 2023, through the date of filing of this report. and determined that there were no events or transactions required recognition or disclosure in the accompanying condensed financial statements.

Recent Accounting Pronouncements

The Company has considered the potential impact of recent accounting pronouncements and has not identified any that are expected to have a material impact on the financial statements.

Note 3 - Related Party Transactions

Related Party Transactions

During the nine months ended September 30, 2023, a total of 200,001 shares of Class A preferred stock were issued to the Company’s Vice President, Austen Lambrecht, the son of Greg Lambrecht, the Company’s Chief Executive Officer (“CEO”). In addition, one share of Class A preferred stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. See Note 5 - Capital Stock.

During the nine months ended September 30, 2023 and 2022, the Company borrowed $20,000 and $460,000, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2023. The promissory note totals $755,050 at September 30, 2023.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 with Singlepoint. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $5,546 and $3,173 at September 30, 2023 and December 31, 2022, respectively.

Note 4 – Debt

During the nine months ended September 30, 2023, the Company entered into a series of convertible promissory note agreements in the amount of $198,976. The notes have a 1-year term, bear interest of 8-9%, and have a conversion price equal to 65% of the lowest trading price for the common stock during the ten-day period prior to the conversion date. The Company recorded $9,476 to the original debt discount. During the nine months ended September 30, 2023, the Company amortized $3,653 of debt discount resulting in an unamortized debt discount of $20,323 and carrying value of $178,653 as of September 30, 2023. Accrued interest as of September 30, 2023 was $2,714.

From June 27, 2023 to September 6, 2023, the Company issued three convertible notes payable which contain a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion features were valued at $400,952 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $175,000.

Note 5 - Capital Stock

Capital Stock

As of September 30, 2023, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”). The remaining 40,000,000 of preferred stock remains undesignated.

As of September 30, 2023, there were 56,632,599 shares of Class A preferred stock and 47,258,606 shares of common stock issued and outstanding.

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

During the nine months ended September 30, 2023, the Company issued 3,945,087 shares of its common stock in payment for various services provided. The shares had a fair value of $108,000 based on the closing market price of the common shares on the date of grant.

During the nine months ended September 30, 2023, the Company issued 5,060,125 common shares upon conversion of 202,405 shares of Class A preferred stock and sold 825,000 common shares at $0.50 per share for a total purchase price of $412,500.

Preferred Stock

As of September 30, 2023, the Company had 56,632,599 shares of Class A preferred stock outstanding, of which 31,092,596 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the nine months ended September 30, 2023, a total of 200,001 shares of Class A preferred stock was issued to the Company’s Vice President, Austen Lambrecht and one share of Class A preferred stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $110,002 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the nine months ended September 30, 2023, 202,405 shares of Class A preferred stock were converted into 5,060,125 common shares. No shares of the Company’s Class A preferred stock were issued during the quarter and nine months ended September 30, 2022.

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

Note 6 - Commitments and Contingencies

Letter of Intent

On February 22, 2023, the Company entered into a Letter of Intent for the acquisition of a Fifty-One Percent (51%) ownership interest in a natural therapeutic products company for total purchase consideration of $7,140,000 consisting of cash payments of $150,000 and $6,990,000 in Company common stock. During the nine months ended September 30, 2023, the Company wrote off the initial $15,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

Membership Interest Purchase Agreement

On February 28, 2023, the Company entered into a Membership Interest Purchase Agreement for the acquisition of Fifty-One Percent (51%) of the Membership Units of a hemp distribution company for total purchase consideration consisting of 230,559 shares of the Company’s common stock and a cash payment of $50,000. During the nine months ended September 30, 2023, the Company wrote off the initial $50,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. We offer nicotine-free and tobacco-free alternatives to traditional cigarettes and vaping products. Our manufacturers use state of the art manufacturing in the United States and a blend of all-natural ingredients to provide smokers aged 21+ an alternative to traditional cigarettes that does not contain nicotine or tobacco, and promote health benefits such as pain management, reduced anxiety and enhanced wakefulness. Our smokable hemp cigarettes are an alternative for customers that currently smoke or want to quit smoking nicotine. All our hemp cigarettes are manufactured with 100% premium hemp flower and are nicotine-free, tobacco-free and organically grown - free of pesticides and other contaminants. Our key customers comprise distributors and retail customers, including convenience stores, smoke shops and individual purchasers.

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

On August 17, 2023 the Company engaged AR XTLabs to help in development of an AI chatbot specifically designed for the CBD industry. The chatbot offers CBD and wellness merchants the ability to increase sales by providing product recommendations, track user behavior for inventory management, and ChatCBDW can also provide information on products and education around the clock. Our bot was built on Microsoft Azure by AR XTLabs, a state-of-the-art development company in the AI space. ChatCBDW is a proprietary bot fully integrated with ChatGPT, a state-of-the-art language model developed by OpenAI. This integration equips ChatCBDW with natural language processing (NLP) and machine learning capabilities, allowing lifelike conversations and intelligent product recommendations. It’s designed to drive sales, educate audiences on products, and provide analytics on customer preferences and behavior, contributing to inventory management. The chat technology is enhanced through a patent possible process that tailors product recommendations to merchant specifications.

In September 2023, the Company partnered with Cool Blue Distribution, a leading CBD distributor, to better expand our CBD expertise and gain access hundreds of retailers and brands. The Company agreed to install the bot on Cool Blue’s website as the first beta tester of our new chatbot.

On October 31, 2023, the Company announced that the beta version of our ChatCBDW bot was live on our site as well as cool blue Distributions website. The Company is working towards getting CBD brands and retailors to sign up for the bot on a monthly basis.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Net Revenue. For the three months ended September 30, 2023 and 2022, we generated revenues of $80 and $3,762, respectively. The decrease in revenues was directly related to the decrease in sales of hemp cigarettes.

Cost of Goods Sold. For the three months ended September 30, 2023 and 2022, cost of revenue was $0 and $2,480, respectively.

Gross Profit. As a result of the foregoing, we had a gross profit of $80 for the three months ended September 30, 2023, compared with a gross profit of $1,282 for the three months ended September 30, 2022.

Operating Expenses. For the three months ended September 30, 2023 and 2022, total operating expenses were $461,516 and $120,285, respectively. The increase was primarily due to higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the three months ended September 30, 2023 and 2022, net loss was $503,808 and $119,003, respectively. The increase in net loss was primarily due to higher operating expenses discussed above.

Nine Months Ended September 30, 2023 and 2022

Net Revenue. For the nine months ended September 30, 2023 and 2022, we generated revenues of $1,553 and $13,064, respectively. The decrease in revenues was due primarily to the decrease in sales of hemp cigarettes.

Cost of Goods Sold. For the nine months ended September 30, 2023 and 2022, cost of revenue was $4,781 and $5,716, respectively.

Gross Profit. As a result of the foregoing, we had a negative gross profit of $(3,228) for the nine months ended September 30, 2023, compared with a gross profit of $7,348 for the nine months ended September 30, 2022.

Operating Expenses. For the nine months ended September 30, 2023 and 2022, total operating expenses were $1,159,583 and $393,688, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the nine months ended September 30, 2023 and 2022, net loss was $1,205,183 and $386,340, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Advances from Officer

During the nine months ended September 30, 2023, the Company borrowed $20,000 of additional funds from the Chief Executive Officer. Accordingly, the promissory note due to him increased from December 31, 2022 and totals $755,050. The note does not bear interest and is due in a lump sum payment on December 31, 2023.

Operating Activities

Net cash used in operating activities was $591,749 for the nine months ended September 30, 2023, primarily as a result of our net loss of $1,205,183, offset by shares issued for services provided of $218,002, financing costs of $225,952, change in fair value of derivative liabilities of $42,372, $65,000 for the write-off of investments, amortization of debt discount of $31,482, and net changes in operating assets and liabilities of $30,626.

Net cash used in operating activities was $468,000 for the nine months ended September 30, 2022, primarily as a result of our net loss of $386,340, offset by net changes in operating assets and liabilities of $(81,660).

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, totaled $86,500. The Company made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written-off (see Note 6 of the Notes to the Condensed Financial Statements for further details). The $21,500 related to additional funds advanced to one of the target companies for which the Company now has Notes Receivable.

There was no cash used in investing activities during the nine months ended September 30, 2022.

Financing Activities

During the nine months ended September 30, 2023, our financing activities provided cash of $607,500, including $412,500 from the sale of our common stock, $175,000 in net proceeds from convertible notes, and $20,000 in proceeds from note payment to shareholder.

For the nine months ended September 30, 2022, our financing activities provided cash of $460,000 resulting from additional borrowings from our Chief Executive Officer.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, the Company entered into a series of convertible promissory note agreements in the aggregate amount of $198,976. The notes have a 1-year term, bear interest of 8-9%, and have a conversion price equal to 65% of the lowest trading price for the common stock during the ten-day period prior to the conversion date.

Each note was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. We paid no selling commissions in connection with the issuances of the notes.

During the three months ended September 30, 2023, the Company issued 1,000,000 shares of its common stock in payment for various services provided. The shares had a fair value of $25,000 based on the closing market price of the common shares on the date of grant.

During the three months ended September 30, 2023, the Company issued 100,000 common shares at $0.50 per share for a total purchase price of $50,000.

The shares above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. We paid no selling commissions in connection with the sales of the shares.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1606 Corp.

Dated: November 14, 2023	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

