Form 10-K
period 2023-12-31
1606 CORP.
filed 2024-04-17
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Phone: (602) 481-1544

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2023 was approximately $170,152. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of April 15, 2024, was 65,356,177.

Forward Looking Statements

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

2

PART I

Item 1. Business

Company Overview

1606 Corp., a Nevada corporation (the “Company,” “we,” or “us”) was incorporated in Nevada in February 2021 as a spin-off from Singlepoint Inc. in April 2021. We started by offering a tobacco- and nicotine-free smoking alternative called “1606 Original Hemp.” We started to sell hemp, aroma-free cigarettes, first by reselling the star brand, and eventually our own brand called “TRUZ.” The brands expanded to include “Singlez,” an individually packeted version of the TRUZ hemp cigarettes. This business has been discontinued.

In August of 2023, we decided to use our knowledge of the cannabidiol (“CBD”) industry to move into AI chatbots specifically made for the CBD industry. We partnered with ARXT Labs to create a proprietary Chatbot using AI to answer customer questions and recommend a product based on their answers and preferences. We then signed a distribution contract with Cool Blue Distribution to sell the service to CBD companies as well as offer their CBD expertise through Cool Blue’s owner, Don Flanagan. In late 2023, we debuted our first chat bot, “chatCBDW by CBDW AI,” and began signing up customers to test and implement the bot on their CBD websites.

With our corporate headquarters located in Phoenix, Arizona, our executive team experienced in CBD products, and our board’s knowledge of the technology and AI spaces, we believe we are positioned to become the market leader for AI Bot technology.

We also see the future potential for our chatbot technology to expand beyond the CBD industry to any industry with issues with consumer questions and indecisive over product choices. This includes the solar, beauty, and auto parts industries among many others.

Distribution

We are focused on signing business to use our chatbot with a monthly recuring licensing fee model. Through a combination of our website, online ads, and email campaigns targeted towards CBD brands and retailers, we have cultivated considerable interest in our company and our AI chatbot technology.

We are also using independent sales organizations (“ISOs”) to sell the chatbot or include it in a package deal with their products. These ISOs include but are not limited to CBD distributors, website designers and builders, and payment processing services within and outside the CBD industry.

Our Strategy

The global artificial intelligence market has seen remarkable growth, valued at $428 billion in 2022 and projected to reach $2.25 trillion by 2030. With a compound annual growth rate (“CAGR”) ranging from 33.2% to 38.1%, AI's global impact is undeniable, with as many as 97 million individuals expected to work in the AI sector by 2025, according to fortunebusinessinsights.com.1

The global CBD market is positioned for exponential growth, and e-commerce is at the heart of this expansion. By tailoring our chat bots to serve this niche, we believe we are well-poised to capitalize on this extraordinary growth trajectory. Our chatbots will empower both our shareholders and business partners to thrive in an ever-expanding market. The global CBD market size was valued at $6.4 billion in 2022 and is expected to grow at a compound annual growth rate (CAGR) of 16.2% from 2023 to 2030.2

We plan to contract with retailers and brands using a monthly licensing model. Our licensing model is designed with businesses in mind. It allows companies, particularly those in the CBD industry, to integrate our chatbots into their platforms seamlessly. This approach not only reduces the development burden on businesses but also expedites the deployment of AI-driven solutions, enhancing customer experiences without requiring extensive resources.

Products

We develop AI chatbot’s that are specifically designed to the industry and products for a retailer or brands. The bot is trained on industry specific questions and answers to give the most accurate information to costumers’ inquiries in a conversational and natural style. The bot is also uploaded with the ability to recommend products by using the conversation and costumers input to drive to a tailed product recommendation. The chatbot is tailored to the CBD industry currently but can be programmed to accommodate any consumer facing industry.

____________________

1 https://www.fortunebusinessinsights.com/industry-reports/artificial-intelligence-market-100114

2 https://capitalixe.com/blog/cbd-merchant-account-rising-above-risk/

Our Competitive Strengths

We believe that our competitive strengths lie in three key areas:

Deep Expertise in AI

We boast a team of AI experts on the board and in the communications team, who have a combined 115 years of technology and tech project development experience. The team we have assembled consists of experts in every field including technology development, management, marketing and communications.

Industry Focus

Our technology is adaptable to various sectors such as CBD, solar, auto parts, health and beauty, and vitamins, for example.

Strong IP Portfolio

We own the intellectual property, ensuring long-term competitiveness and protecting our innovations.

Government Regulation

Governments and other international organizations in various jurisdictions around the world (such as the legislative and regulatory institutions of the European Union) are adopting new laws, regulations and guidelines addressing data privacy and protection, including the processing (collection, storage, use, etc.) of personal information, cyber security, breach notification, risk management and reporting. These laws, regulations and guidelines may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. In some cases, different sets of data privacy laws and regulations, such as the European Union’s General Data Protection Directive (“GDPR”), Israeli Privacy Law and the regulations promulgated thereunder (the “Israeli Privacy Law”), local laws and regulations and certain state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act ("CPRA"), also govern the processing of personal information. Additionally, new state privacy laws may also apply.

Employees

We have two full-time employees, which includes our Chief Executive Officer, Gregory Lambrecht, and our Vice President, Austen Lambrecht. We retain the services of additional personnel on an independent contractor basis. We do not have any part-time employees but we work with several consultants.

Corporate Information

Our principal offices are located at 2425 E. Camelback Rd., Suite 150, Phoenix, AZ, 85016. Our main telephone number is (602) 481-1544. Our website address is www.cbdw.ai. We have not incorporated by reference into this report the information that can be accessed through our website and you should not consider it to be part of this report.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, are not required to provide the information under this Item.

Item1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 1C. Cybersecurity.

For purposes of this section:

“Cybersecurity incident” means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Cybersecurity threat” means any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Information systems” means electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations.

Risk Management and Strategy

We monitor our websites and online accounts frequently to manage risks associated with cyber-security risks. Our website is monitored by a third party to check if the website or email server is secure. Our webmaster informs us of any issues that may arise in the cyber sector. We are prepared to inform all parties necessary if any breach of cyber-security were to happen. We have never had this problem and so we have never had to inform consultants, auditors, or other third parties.

We have never had a breach of cyber-security at any point in our past. The risk to us of cybersecurity threats is in data storage of customer questions and emails. A breach of customers data could negatively materially affect our public trust and could result in loss of customers and revenue.

Governance

Our board of directors has no specific processes for monitoring cybersecurity within the company. There is no subcommittee specifically for monitoring cybersecurity in the company.

Our management monitors our websites and online accounts frequently to manage risks associated with cyber-security risks. Our management has more than 20 years of experience working in the technology industry, which enables it to identify cybersecurity risks associated with the Company. Our management communicates with our board on matters of cybersecurity but, has not had to inform them of any breaches thus far.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently quoted on the OTC Markets, which is sponsored by OTC Markets Group, Inc. The OTC Markets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Markets under the symbol “CBDW.” Our Common Stock began trading in January 2023.

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2024	High	Low
First Quarter	$0.230	$0.023

2023	High	Low
First Quarter	$14.00	$0.0100
Second Quarter	$0.089	$0.0087
Third Quarter	$0.075	$0.0210
Fourth Quarter	$0.045	$0.0221

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

The number of shareholders of record of the Company's common stock as of April 15, 2024 was approximately 65,356,177. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

In addition, there were 56,322,598 shares of our Class A Convertible Preferred Stock outstanding, which were held by eight record holders. Lastly, there were 90 shares of our Class B Super Voting Preferred Stock outstanding, which were held by two record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2023, we sold an aggregate of 6,518,950 shares of Common Stock to Don Flanagan, Prasad Boddu, Brent Duskin, Sergio Alcala, Kevin Phillips, Derek McCarthy as payment for various services provided.

During the year ended December 31, 2023, we sold an aggregate of 13,810,125 shares of Common Stock upon conversion of 552,405 shares of Class A Preferred Stock owned by Will Ralston, Greg Lambrecht, Asia Lambrecht, and Heather McCulley.

We also sold an aggregate of 825,000 shares of Common Stock at $0.50 per share for a total purchase price of $412,500 to Srinivas Chitturi (Santander), Mangala Gowri Gulapalya Matam, Sreekanth Annalamuni, Sreekanth Myneni, Shiva Ram Prasad Pusala, Vamsi Krishna Singudasu, Vishnu Sandeep Yadavalli, Prashant Dandemraju, Raghu N. Sanivarapu, Ratnadeep Chadalawada, Chameekar R Katukuri, Karthik Kotha Laxmi Bajjara, and Kanakadurga Guntuboyina

Class A Preferred Stock

During the year ended December 31, 2023, a total of 200,001 shares of Class A Preferred Stock were issued to our Vice President, Austen Lambrecht, the son of Greg Lambrecht, our Chief Executive Officer. In addition, one share of Class A Preferred Stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided.

Convertible Promissory Notes

During the year ended December 31, 2023, we entered into a series of convertible promissory note agreements in the aggregate principal amount of $204,488. The notes have a 1-year term, bear interest of 8-9%, and have a conversion price equal to 65% of the lowest trading price for the common stock during the ten-day period prior to the conversion date.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. No commissions were paid in connection with the sales of the securities above.

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

In August 2023, we achieved our goal of creating a chatbot using AI technology to be placed on CBD retailers’ and brands’ websites. This chatbot is able to answer questions specifically tailored to the CBD industry and can be trained on client specific questions as well as trained to accommodate other industries. In addition to the ability to answer questions, the bot can use answers and customer feedback to recommend a product from the list uploaded by the client.

On August 17, 2023, we engaged AR XTLabs to help in development of an AI chatbot specifically designed for the CBD industry. The chatbot offers CBD and wellness merchants the ability to increase sales by providing product recommendations, track user behavior for inventory management, and ChatCBDW can also provide information on products and education around the clock. Our bot was built on Microsoft Azure by AR XTLabs, a state-of-the-art development company in the AI space. ChatCBDW is a proprietary bot fully integrated with ChatGPT, a state-of-the-art language model developed by OpenAI. This integration equips ChatCBDW with natural language processing (NLP) and machine learning capabilities, allowing lifelike conversations and intelligent product recommendations. It's designed to drive sales, educate audiences on products, and provide analytics on customer preferences and behavior, contributing to inventory management. The chat technology is enhanced through a patent possible process that tailors product recommendations to merchant specifications.

In September 2023, we partnered with Cool Blue Distribution, a leading CBD distributor, to better expand our CBD expertise and gain access hundreds of retailers and brands. The Company agreed to install the bot on Cool Blue’s website as the first beta tester of our new chatbot.

On October 31, 2023, we announced that the beta version of our ChatCBDW bot was live on our site as well as cool blue Distributions website. We are working towards getting CBD brands and retailors to sign up for the bot on a monthly basis.

We are focused on signing business to use the chatbot with a monthly recuring licensing fee model. We are using a Combination of our website, online ads, and email campaigns targeted towards CBD brands and retailers, the Company has cultivated considerable interest in 1606 and our AI Chatbot technology.

The company is also using ISO’s or independent sales organizations to sell the Chatbot or include it in a package deal with their products. These ISO’s include but are not limited to CBD Distributors, Website designers and builders, and payment processing services within and outside the CBD industry.

Results from Operations – For the year ended December 31, 2023, as compared to December 31, 2022.

Net Revenue. For the year ended December 31, 2023 and 2022, we generated revenues of $1,603 and $13,944, respectively. The decrease in revenues was due primarily to the decrease in sales of hemp cigarettes.

Cost of Goods Sold. For the year ended December 31, 2023 and 2022, cost of revenue was $995 and $12,762, respectively.

Gross Profit. As a result of the foregoing, we had a gross profit of $608 for the year ended December 31, 2023, compared with a gross profit of $1,182 for the year ended December 31, 2022.

Operating Expenses. For the year ended December 31, 2023 and 2022, total operating expenses were $1,774,100 and $541,219, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the year ended December 31, 2023 and 2022, net loss was $1,580,733 and $540,037, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of December 31, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $747,104 for the year ended December 31, 2023, primarily as a result of our net loss of $1,580,733 and change in fair value of derivative liabilities of $192,759, offset by shares issued for services provided of $288,546, financing costs of $200,616, $65,000 for the write-off of investments, amortization of debt discount of $119,324, and net changes in operating assets and liabilities of $352,862.

Net cash used in operating activities was $610,151 for the year ended December 31, 2022, primarily as a result of our net loss of $540,037, which was increased by net changes in operating assets and liabilities of $70,114.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023, totaled $86,500. The Company made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written off (see Note 6 of the Notes to the Financial Statements for further details). The $21,500 related to additional funds advanced to one of the target companies for which the Company now has Notes Receivable.

There was no cash used in investing activities during the year ended December 31, 2022.

Financing Activities

During the year ended December 31, 2023, our financing activities provided cash of $777,480, including $412,500 from the sale of our common stock, $149,480 in net proceeds from convertible notes, and $215,500 in proceeds from the note payable to our CEO.

For the year ended December 31, 2022, our financing activities provided cash of $705,673, including $543,173 resulting from additional borrowings from our CEO and $162,500 from the sale of our common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Gregory Lambrecht, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Lambrecht evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on his evaluation, Mr. Lambrecht concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2023, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

1.	lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2.	inadequate segregation of duties consistent with control objectives.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Despite the material weaknesses in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the years presented in all material respects.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Gregory Lambrecht	61	Chief Executive Officer, Chief Financial Officer and Director
Austen Lambrecht	26	Vice President of Operations and Director
Govindan Gowrishankar	58	Director
Venu Aravamudan	59	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Our CEO and CFO

Greg Lambrecht became the Chief Executive Officer of the Company and a member of the Board of Directors at the inception of the Company. Prior to this, Mr. Lambrecht was the founder, and served as Chief Executive Officers of Singlepoint Inc, for over ten years until 2021. Mr. Lambrecht is a visionary entrepreneur backed by a robust tenure in operations, investor relations, and corporate leadership, As the founder of a leading consumer product distribution company, Mr. Lambrecht negotiated agreements with the nation’s largest retail outlets such as 711 (Southland Corp), Albertsons, and Costco representing 25,000 retail accounts. He is a graduate of Western Washington University with a degree in Marketing and Communications.

Our Vice President

Austen Lambrecht started at Singlepoint working with the company in research and development with the solar and hemp subsidiaries in the last half of 2020. After the spinoff from Singlepoint, he worked under the CEO at 1606 Corp in business development and acquisition. Mr. Lambrecht has been the Vice President of Operations since June of 2021. His responsibilities include sales, marketing, and investor relations. Mr. Lambrecht attended the W.P. Carey School of Business at Arizona State University with a focus on Sports Business from 2016 to 2020. He is the son of our CEO and CFO, Gregory Lambrecht.

Our Non-Executive Directors

Govindan Gowrishankar is an entrepreneur and experienced executive who has grown companies and teams. He is a strong business development professional, skilled in SAAS, Mobile Advertising, Mobile Content, Ecommerce, and Venture Capital. Mr. Gowrishankar has and does serve boards of both Public and Private companies. From 2013 to Present Gowri has been a board member of Tie Seattle.

Venu Aravamudan has in excess of 30 years of experience as a software engineering and products leader delivering leading edge offerings for enterprise customers. He was most recently SVP of engineering for Oracle's cloud platform and identity, leading a team of more than 1800 engineers from 2020-2022. Prior roles have included SVP & GM at F5 Networks where he developed the first generation of F5's cloud services offerings From 2017 to 2019, General Manager at Amazon/AWS RDS leading cloud database offerings, and similar senior roles at Limelight Networks, VMware, and Microsoft. Mr. Aravamudan has a master’s degree in applied Math from Rensselaer Polytechnic Institute (RPI) and an undergraduate in engineering from the Indian Institute of Technology (IIT).

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

Legal Proceedings

Besides the disclosure below, during the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

The Board has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 11. Executive Compensation.

The following table shows the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Total ($)

Greg Lambrecht,	2023	250,000	(1)	250,000
CEO, CFO, and; Chairman	2022	-		-

(1)	All of the salary was accrued and unpaid.

CEO/CFO Employment Agreement

On May 10, 2021, the Company entered into an employment agreement with Greg Lambrecht (Director, CEO, and CFO of the Company) to serve as Chief Operating Officer of the Company at an annual salary of $250,000. The agreement provides for a term of three years and will automatically be renewed for additional six month periods unless either party has provided written termination of the agreement at least 90 days prior to the expiration of such term. If employment is terminated as a result of death or Disability, the Company shall pay to the base salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of his death or disability and a lump sum payment equal to one year of base salary (at the time his death or disability occurs) within 30 days of his death or disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay to the base salary through the date of his termination and shall have no further obligation to any other compensation or benefits. If employment is terminated by the Company (or its successor) upon the occurrence of a change of control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the base salary for a period of twelve (12) months following such termination, (ii) pay the any accrued and any earned but unpaid bonus, (iii) pay the bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. If employment is terminated by Mr. Lambrecht for Good Reason, or by the Company without Cause, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to six (6) times the then monthly base salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay the bonus Mr. Lambrecht would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination.

Effective February 28, 2024, we entered into a new Employment Agreement with Mr. Lambrecht. The term of the agreement is three years from the effective date, and will renew for six month periods automatically unless terminated by either party providing 90 days of prior written notice or for “Cause,” as defined in the agreement. Pursuant to the agreement, Mr. Lambrecht is entitled to an annual salary of $250,000. Mr. Lambrecht is also entitled to a bonus as determined by our Board of Directors, healthcare (once established by the Company), reimbursement of expenses, and 20 vacation days per year. Also, as an inducement to enter into the agreement, Mr. Lambrecht was awarded 60 shares of Series B Super Voting Preferred Stock (the “Series B Preferred Stock”) of the Company.

Director Compensation

During the year ended December 31, 2023, no compensation awarded to, earned by, or paid to our non-executive directors.

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

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of April 15, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

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

Our calculation of the percentage of beneficial ownership prior to this offering is based on 62,486,877 shares of common stock outstanding as of April 15, 2024, we also have 56,322,598 shares of Series A Preferred Stock and 90 shares of Series B Preferred Stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Gregory Lambrecht (1)	2,878,793	4.6%
Austen Lambrecht (2)	229,334	*
Govindan Gowrishankar (3)	38,001	*
Venu Aravamudan (4)	167,067	*
Officers and Directors as a Group (4 individuals)	3,313,195	5%

_________

* Less than 1%

(1)	Does not include 31,092,596 shares of Class A Preferred Stock and 60 shares of Class B Preferred Stock owned by Gregory Lambrecht.
(2)	Does not include 200,001 shares of Class A Preferred Stock and 30 shares of Class B Preferred Stock owned by Austen Lambrecht.
(3)	Does not include 3,000,001 shares of Class A Preferred Stock owned by Govindan Gowrishankar.
(4)	Does not include35,001 shares of Class A Preferred Stock owned by Venu Aravamudan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “Item 11. Executive Compensation.” above.

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

During the years ended December 31, 2023 and 2022, the Company borrowed $215,500 and $540,000, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totaled $950,550 at December 31, 2023.

During the year ended December 31, 2023, a total of 200,001 shares of Class A Preferred Stock were issued to ours Vice President, Austen Lambrecht, the son of Greg Lambrecht, our Chief Executive Officer. In addition, one share of Class A Preferred Stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided.

On February 28, 2024, we entered into an Employment Agreement with Austen Lambrecht, our Vice President. The term of the agreement is three years from the effective date, and will renew for six month periods automatically unless terminated by either party providing 90 days of prior written notice or for “Cause,” as defined in the agreement. Pursuant to the agreement, Mr. Lambrecht is entitled to an annual salary of $97,000. Mr. Lambrecht is also entitled to a bonus as determined by our Board of Directors, healthcare (once established by the Company), reimbursement of expenses, and 20 vacation days per year. Also, as an inducement to enter into the agreement, Mr. Lambrecht was awarded 30 shares of Series B Preferred Stock.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees & Services	2023	2022
Audit Fees	$53,015	$35,000
Audit Related Fees		-
Tax Fees		-
All Other Fees		21,000
Total Fees	$53,015	$56,000

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

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultations regarding financial accounting and reporting standards.

There were no such services by our principal accountants in 2023 or 2022.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services.

There were no such services by our principal accountant in 2023 or 2022.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant in 2023 or 2022.

PART IV

Item 15. Exhibits and Financial Schedules

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-258912	3.1	8/19/21
3.2	Bylaws	S-1	333-258912	3.3	8/19/21
3.3	Certificate of Designation for Series A Preferred Stock	S-1	333-258912	3.2	8/19/21
3.4	Certificate of Designation for Series B Preferred Stock	8-K	000-56467	3.1	3/4/24
10.1*	Employment Agreement between 1606 Corp. and Greg Lambrecht dated May 10, 2021	S-1	333-258912	10.1	8/19/21
10.2	Asset Purchase Agreement between 1606 Corp. and Singlepoint Inc. dated June 15, 2021	S-1	333-258912	10.2	8/19/21
10.3	Stock Purchase Agreement between 1606 Corp. and Asia Lambrecht dated April 28, 2021	S-1/A	333-258912	10.3	11/23/21
10.4	Stock Purchase Agreement between 1606 Corp. and Austen Lambrecht dated April 28, 2021	S-1/A	333-258912	10.4	11/23/21
10.5	Stock Purchase Agreement between 1606 Corp. and Heather McCulley dated April 28, 2021	S-1/A	333-258912	10.5	11/23/21
10.6	Equity Financing Agreement with GHS Investments, LLC	8-K	000-56467	10.6	2/14/23
10.7	Registration Rights Agreement with GHS Investments, LLC	8-K	000-56467	10.7	2/14/23
10.8	Membership Purchase Agreement	S-1/A	333-270963	10.8	7/7/23
10.9*	Employment Agreement dated February 20, 2024 with Gregory Lambrecht					x
10.10*	Employment Agreement dated February 20, 2024 with Austen Lambrecht					x
23.1	Consent of Carl P. Ranno	S-1/A	333-270963	23.1	7/7/23
23.2	Consent of Turner, Stone & Company, L.L.P.	S-1/A	333-270963	23.2	7/7/23
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

____________

*	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 Corp.

Dated: April 17, 2024	By:	/s/ Gregory Lambrecht
Gregory Lambrecht, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Lambrecht	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive	April 17, 2024
Gregory Lambrecht	Officer and Principal Financial Officer)

/s/ Austen Lambrecht	Vice President and Director	April 17, 2024
Austen Lambrecht

/s/ Govindan Gowrishankar	Director	April 17, 2024
Govindan Gowrishankar

/s/ Venu Aravamudan	Director	April 17, 2024
Venu Aravamudan

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1606 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 1606 Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit and parent’s net investment, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor since 2021.

Dallas, Texas

April 16, 2024

1606 CORP.

BALANCE SHEETS

	December 31,	December 31,
Assets	2023	2022
Current Assets
Cash	$48,941	$105,065
Accounts receivable	3,600	-
Notes receivable	21,500	-
Inventory	72,853	113,174
Prepaids and other current assets	1,444	13,577
Total Current Assets	148,338	231,816

Total Assets	$148,338	$231,816

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$295,041	$25,188
Accrued Interest	10,086	3,173
Note payable to related party	63,456	63,456
Convertible notes, net of discount	51,086	-
Derivative liability	193,026	-
Total Current Liabilities	612,695	91,817

Long Term Liabilities
Note payable to stockholder	950,550	735,050
Total Long Term Liabilities	950,550	735,050

Total Liabilities	1,563,245	826,867

Stockholders’ Equity
Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,282,599 and 56,635,000 shares issued and outstanding, respectively	5,628	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 58,582,469 and 37,428,394 shares issued and outstanding, respectively	5,858	3,742
Additional paid-in capital	995,638	236,842
Accumulated deficit	(2,422,031)	(841,298)
Total Stockholders’ Equity	(1,414,907)	(595,051)
Total Liabilities and Stockholders’ Equity	$148,338	$231,816

The accompanying notes are an integral part of these financial statements.

1606 CORP.

 STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Revenue, net of discounts	$1,603	$13,944

Cost of goods sold	995	12,762

Gross profit	608	1,182

Operating Expenses
Selling, general and administrative	1,709,100	541,219
Write-off of investments	65,000	-
Total operating expenses	1,774,100	541,219

Operating loss	(1,773,492)	(540,037)

Other Income
Change in fair value of derivative liabilities	192,759	-
Total other income	192,759	-

Loss from operations before income taxes	(1,580,733)	(540,037)

Provision for income taxes	-	-

Net Loss	$(1,580,733)	$(540,037)

Net loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average common shares – basic and diluted	47,322,946	37,144,459

 The accompanying notes are an integral part of these financial statements.

1606 CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2022	Class A Convertible				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	(301,261)	$(217,514)
Net loss	-	-	-	-	-	(540,037)	(540,037)
Balance as of December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)

Year Ended December 31, 2023	Class A Convertible				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)
Share conversions	(552,405)	(55)	13,810,125	1,381	(1,326)	-	-
Preferred stock issued for services	200,004	20	-	-	109,982	-	110,002
Common stock issued for cash	-	-	825,000	83	412,417	-	412,500
Common stock issued for services	-	-	6,518,950	652	177,892	-	178,544
Settlement of derivative liability	-	-	-	-	59,831	-	59,831
Net loss	-	-	-	-	-	(1,580,733)	(1,580,733)
Balance as of December 31, 2023	56,282,599	$5,628	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)

 The accompanying notes are an integral part of these financial statements.

1606 CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,580,733)	$(540,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred and common shares issued for services provided	288,546	-
Write-off of investments	65,000	-
Amortization of debt discount	119,324	-
Financing cost	200,616	-
Change in fair value of derivative liabilities	(192,759)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	-
Inventory	40,321	(81,725)
Prepaids and other current assets	12,133	(13,577)
Accounts payable and accrued liabilities	269,852	25,188
Accrued Interest	29,195	-
Net cash used in operating activities	(747,104)	(610,151)

Cash Flows from Investing Activities
Investment in operating companies	(65,000)	-
Investment in note receivable	(21,500)	-
Net cash used in investing activities	(86,500)	-

Cash Flows from Financing Activities
Proceeds from stockholder	215,500	543,173
Proceeds from convertible notes	245,000	-
Repayment of convertible notes	(95,520)	-
Proceeds from sale of common stock	412,500	162,500
Net cash provided by financing activities	777,480	705,673

Net increase (decrease) in cash	(56,124)	95,522

Cash, beginning of year	105,065	9,543

Cash, end of year	$48,941	$105,065

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$141,231	$-
Settlement of derivative liability	$59,831	$-

The accompanying notes are an integral part of these financial statements.

1606 Corp.

Notes to the Financial Statements

For the years ended December 31, 2023 and 2022

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

Business

The Company is an AI Chatbot company specializing in merchandizing bot specifically built for the CBD industry.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”).

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At December 31, 2023 and 2022, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost or net realizable value, and consist primarily of hemp products. The Company’s inventory as of December 31, 2023, and 2022 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or market. No such adjustments were deemed necessary during the periods presented.

Investments

Investments are recorded at cost and evaluated for impairment each balance sheet date. During the year ended December 31, 2023, the Company wrote-off investments of $15,000 and $50,000 initially made under the terms of a separate Letter of Intent and Member Interest Purchase Agreement, respectively in companies that operate in the hemp market. See Note 7 - Commitments and Contingencies.

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

At December 31, 2023 and 2022, 58,582,469 and 37,428,394 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for years then ended.

Selling and Marketing

Selling and marketing costs are expensed as incurred and are reported under selling, general and administrative in the accompanying statements of operations. Selling, general and administrative costs were $1,709,100 and $541,219 for the year ended December 31, 2023 and 2022, respectively.

Fair Value Measurement

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2023:

Balance - December 31, 2022	$-
Additions	445,616
Settlements	(59,831)
Change in fair value	(192,759)
Balance - December 31, 2023	$193,026

Beginning on June 27, 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequent to June 27, 2023, resulted in derivative liabilities.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0285; risk-free interest rates ranging from 4.79% to 5.03%; expected volatility of the Company’s common stock ranging from 110% to 204% based on the volatility of comparable publicly traded entities; and exercise prices of $0.0182; and terms of eight to twelve months.

Segment reporting

The Company operates in a single business segment. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Subsequent Events

The Company has evaluated all subsequent events from December 31, 2023, through the date of filing of this report. and determined that there were no events or transactions required recognition or disclosure in the accompanying  financial statements. (see Note 8).

Recent Accounting Pronouncements

The Company has considered the potential impact of recent accounting pronouncements and has not identified any that are expected to have a material impact on the financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the year ended December 31, 2023, a total of 200,001 shares of Class A preferred stock were issued to the Company’s Vice President, Austen Lambrecht, the son of Greg Lambrecht, the Company’s Chief Executive Officer (“CEO”). In addition, one share of Class A preferred stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. See Note 5 - Capital Stock.

During the year ended December 31, 2023, 552,405 shares of Class A preferred stock were converted into 13,810,125 common shares.

During the years ended December 31, 2023 and 2022, the Company borrowed $215,500 and $540,000, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $950,550 at December 31, 2023.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $6,346 and $3,173 at December 31, 2023 and 2022, respectively.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

During the years ended December 31, 2023 and 2022, the Company borrowed $215,500 and $540,000, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $950,550 at December 31, 2023.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $6,346 and $3,173 at December 31, 2023 and December 31, 2022, respectively.

Convertible Notes Payable

During the year ended December 31, 2023, the Company entered into a series of convertible promissory note agreements in the amount of $204,488. The notes have a 1-year term, bear interest of 8-9%, and have a conversion price equal to 65% of the lowest trading price for the common stock during the ten-day period prior to the conversion date. The Company recorded $9,476 to the original debt discount.

During the year ended December 31, 2023, the Company amortized $3,653 of debt discount resulting in an unamortized debt discount of $20,323 and carrying value of $178,653 as of December 31, 2023. Accrued interest as of December 31, 2023 was $2,714.

From June 27, 2023 to December 19, 2023, the Company issued three convertible notes payable which contain a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion features were valued at $445,616 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $249,000.

On December 20, 2023, the Company repaid a convertible note payable prior to maturity, resulting in a settlement of derivative liabilities totaling $59,831.

 Scheduled maturities of debt remaining as of December 31, 2023 for each respective fiscal year end are as follows:

2024	$114,542
2025	950,550
Total	$1,065,092

NOTE 5 - CAPITAL STOCK

Capital Stock

As of December 31, 2023, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”). The remaining 40,000,000 of preferred stock remains undesignated.

As of December 31, 2023, there were 56,282,599 shares of Class A preferred stock and 58,582,469 shares of common stock issued and outstanding.

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

During the year ended December 31, 2023, the Company issued 6,518,950 shares of its common stock in payment for various services provided. The shares had a fair value of $178,544 based on the closing market price of the common shares on the date of grant.

During the year ended December 31, 2023, the Company issued 13,810,125 common shares upon conversion of 552,405 shares of Class A preferred stock and sold 825,000 common shares at $0.50 per share for a total purchase price of $412,500.

During the year ended December 31, 2022, the Company sold 325,000 common shares at $0.50 per share for a total purchase price of $162,500.

Preferred Stock

As of December 31, 2023, the Company had 56,282,599 shares of Class A preferred stock outstanding, of which 31,092,596 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the year ended December 31, 2023, a total of 200,001 shares of Class A preferred stock was issued to the Company’s Vice President, Austen Lambrecht and one share of Class A preferred stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $110,002 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the year ended December 31, 2023, 552,405 shares of Class A preferred stock were converted into 13,810,125 common shares. No shares of the Company’s Class A preferred stock were issued during the quarter and year ended December 31, 2022.

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

NOTE 6 – INCOME TAXES

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

The components of income tax expense for the years ended December 31, 2023 and 2022, consist of the following:

	2023	2022
Federal tax statutory rate	21.0%	21.0%
Permanent differences	-%	-%
Valuation allowance	(21.0)%	(21.0)%
Effective rate	-%	-%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$537,032	$265,673

Total deferred tax asset	537,032	265,673

Valuation allowance	(537,032)	(265,673)
Net deferred tax assets	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Letter of Intent

On February 22, 2023, the Company entered into a Letter of Intent for the acquisition of a Fifty-One Percent (51%) ownership interest in a natural therapeutic products company for total purchase consideration of $7,140,000 consisting of cash payments of $150,000 and $6,990,000 in Company common stock. During the year ended December 31, 2023, the Company wrote off the initial $15,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

Membership Interest Purchase Agreement

On February 28, 2023, the Company entered into a Membership Interest Purchase Agreement for the acquisition of Fifty-One Percent (51%) of the Membership Units of a hemp distribution company for total purchase consideration consisting of 230,559 shares of the Company’s common stock and a cash payment of $50,000. During the year ended December 31, 2023, the Company wrote off the initial $50,000 investment as it was determined the acquisition would not move forward and recovery of the amount was uncertain.

Legal Proceedings and Other Claims

From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred.

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

NOTE 8 – SUBSEQUENT EVENTS

None

