Form 10-Q/A
period 2023-03-31
1606 CORP.
filed 2024-05-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

1606 Corp., a Nevada corporation (the “Company”), is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, as filed with the Securities and Exchange Commission on May 18, 2023 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend the financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” to add accrued and unpaid salary to our CEO, Gregory Lambrecht. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

2

1606 CORP. CONDENSED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2023	2022
ASSETS	(as restated)
Current Assets:
Cash	$220,111	$105,065
Accounts Receivable	3,591	-
Note Receivable	11,500	-
Inventory	113,074	113,174
Prepaids & Other Current Assets	12,684	13,577
Total Current Assets	360,960	231,816
Other Assets	65,000	-
Total Assets	$425,960	$231,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Credit Card Payable	$23,081	$25,188
Accrued Expenses	11,442	-
Accrued Expenses - Related Party	62,500	-
Accrued Interest Payable - Related Party	5,694	3,173
Note Payable to Related Party	735,050	735,050
Note Payable to Related Party	63,456	63,456
Total Current Liabilities	901,223	826,867

Commitments and Contingencies (Note 5)

Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and
outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized;
56,432,595 and 56,635,000 shares issued and outstanding as of March 31, 2023 and
December 31, 2022, respectively	5,643	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 43,213,519 and and 37,428,394 shares issued and outstanding as of March 31, 2023 and December 31, 2022,
respectively	4,321	3,743
Additional Paid-in Capital	648,783	236,841
Accumulated Deficit	(1,134,010)	(841,298)
Total Stockholders' Deficit	(475,263)	(595,051)

Total Liabilities and Stockholders' Deficit	$425,960	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31
	2023	2022
	(as restated)
Revenues, net of discounts	$1,170	$4,920

Cost of goods sold	1,225	1,764

Gross profit (loss)	(55)	3,156

Operating expenses:
Selling, general and administrative	292,657	148,922
Total operating expenses	292,657	148,922

Loss before Income tax	(292,712)	(145,766)

Income tax expense (benefit)	-	-

Net loss	$(292,712)	$(145,766)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	37,925,610	37,103,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
(as restated)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)

Net loss	-	-	-	-	-	(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(447,027)	$(363,280)

Balance, December 31, 2022	56,635,000	$5,663	37,428,394	$3,743	$236,841	$(841,298)	$(595,051)

Net loss	-	-	-	-	-	(292,712)	(292,712)

Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Common stock issued for cash	-	-	725,000	73	412,428	-	412,500
Balance, March 31, 2023	56,432,595	$5,643	43,213,519	$4,321	$648,783	$(1,134,010)	$(475,263)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:	(as restated)
Net loss	$(292,712)	$(145,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,591)	-
Note receivable	(11,500)	-
Inventory	100	(475)
Prepaids & Other Current Assets	892	360
Credit Card Payable	(2,107)	-
Accrued Expenses	73,942	-

Net cash used in operating activities	(234,976)	(145,881)

Cash flows from investing activities:
Net cash used in investing activities	(65,000)	-

Cash flows from financing activities:
Increase in Note Payable to Shareholder	2,521	145,000
Proceeds from sale of common stock	412,500	-

Net cash provided by financing activities	415,021	145,000

Net Change in Cash	115,045	(881)

Cash, beginning of the period	105,065	9,543

Cash, end of the period	$220,111	$8,662

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

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

Restatement of Previously Issued Condensed Financial Statements

The Company has restated the accompanying condensed financial statements as of and for the three months ended March 31, 2023, along with certain notes to such restated condensed financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued condensed financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the condensed financial statements.

The following tables summarize the effect of the restatement on each condensed financial statement line items as of and for the three months ended March 31, 2023.

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of March 31, 2023
Accrued Expenses - Related Party	$-	$62,500	$62,500
Total current liabilities	$838,723	$62,500	$901,223
Accumulated deficit	$1,071,510	$62,500	$1,134,010
Total stockholders’ deficit	$412,763	$62,500	$475,263
Condensed Statement of Operations for the three months ended March 31, 2023
Selling, general and administrative	$230,157	$62,500	$292,657
Total operating expenses	$230,157	$62,500	$292,657
Loss before Income tax	$230,212	$62,500	$292,712
Net loss	$230,212	$62,500	$292,712
Condensed Statement of Cash flows for the three months ended March 31, 2023
Net loss	$230,212	$62,500	$292,712
Accrued Expenses	$11,441	$62,500	$73,941
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2023
Net loss	$230,212	$62,500	$292,712
Accumulated deficit	$1,071,510	$62,500	$1,134,010
Total stockholders’ deficit	$412,763	$62,500	$475,263

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

During the three months ended March 31, 2023, and 2022, the Company recorded $62,500 and $0, respectively, in accrued salary due to the Company’s Chief Executive Officer.

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

Legal Proceedings and Other Claims

From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our condensed financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred

Employment Agreement

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

The Company has recognized $62,500 of compensation expense under this agreement, all of which is accrued and unpaid at March 31, 2023.

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

Operating Expenses. For the three months ended March 31, 2023 and 2022, total operating expenses were $292,657 and $148,922, respectively. The increase was primarily due to higher professional and legal expenses related to regulatory filings and listing of our common stock.

Net Loss. For the three months ended March 31, 2023 and 2022, net loss was $292,712 and $145,766, respectively.  The increase in net loss was primarily due to higher professional and legal expenses.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $234,976 for the three months ended March 31, 2023, primarily as a result of our net loss of $292,712.  Net cash used in operating activities was $145,881 for the three months ended March 31, 2022, primarily as a result of our net loss of $145,766.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Condensed Financial Statements describes the significant accounting policies and methods used in the preparation of the Condensed Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Condensed Financial Statements.

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

1606 Corp.

Dated: April 15, 2024	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

