Form 10-Q/A
period 2023-06-30
1606 CORP.
filed 2024-05-15
CIK 1877461

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

EXPLANATORY NOTE

1606 Corp., a Nevada corporation (the “Company”), is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, as filed with the Securities and Exchange Commission on August 15, 2023 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend the financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” to add accrued and unpaid salary to our CEO, Gregory Lambrecht. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

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

2

1606 CORP.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS	(as restated)
Current Assets:
Cash	$26,973	$105,065
Accounts Receivable	3,600	-
Notes Receivable	21,500	-
Inventory	129,202	113,174
Prepaids & Other Current Assets	-	13,577
Total Current Assets	181,275	231,816
Total Assets	$181,275	$231,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Credit Card Payable	$38,395	$25,188
Accrued Expenses	7,083	-
Accrued Expenses - Related Party	125,000	-
Accrued Interest Payable - Related Party	8,215	3,173
Note Payable to Shareholder	755,050	735,050
Note Payable to Related Party	63,456	63,456
Total Current Liabilities	997,199	826,867

Commitments and Contingencies (Note 5)

Undesignated Preferred Stock, par value $0.0001; 40,000,000 authorized; no shares issued and
outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized;
56,632,599 and 56,635,000 shares issued and outstanding as of June 30, 2023 and
December 31, 2022, respectively	5,663	5,663
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 46,158,606 and and 37,428,394 shares issued and outstanding as of June 30, 2023 and December 31, 2022,
respectively	4,616	3,743
Additional Paid-in Capital	841,471	236,841
Accumulated Deficit	(1,667,674)	(841,298)
Total Stockholders' Deficit	(815,924)	(595,051)

Total Liabilities and Stockholders' Deficit	$181,275	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(as restated)		(as restated)
Revenues, net of discounts	$304	$4,382	$1,474	$9,302

Cost of goods sold	3,556	1,472	4,781	3,236

Gross profit (loss)	(3,252)	2,910	(3,307)	6,066

Operating expenses:
Write-off of investments	65,000	-	65,000	-
Selling, general and administrative	465,412	124,481	758,069	273,403
Total operating expenses	530,412	124,481	823,069	273,403

Loss before Income tax	(533,664)	(121,571)	(826,376)	(267,337)

Income tax expense (benefit)	-	-	-	-

Net loss	$(533,664)	$(121,571)	$(826,376)	$(267,337)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	44,326,744	37,103,394	43,541,222	37,103,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)
(as restated)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)

Net loss	-	-	-	-	-	(145,766)	(145,766)

Balance, March 31, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(447,027)	$(363,280)

Net loss	-	-	-	-	-	(121,571)	(121,571)

Balance, June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(568,598)	$(484,851)

Balance, December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)

Net loss	-	-	-	-	-	(292,712)	(292,712)

Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Common stock issued for cash	-	-	725,000	73	412,427	-	412,500
Balance, March 31, 2023	56,432,595	$5,643	43,213,519	$4,321	$648,783	$(1,134,010)	$(475,263)

Shares issued for services provided - May 22, 2023	-	-	1,445,087	145	49,855		50,000
Shares issued for services provided - June 2, 2023	200,004	20	1,500,000	150	142,833		143,003

Net loss	-	-	-	-	-	(533,664)	(533,664)
Balance, June 30, 2023	56,632,599	$5,663	46,158,606	$4,616	$841,471	$(1,667,674)	$(815,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:	(as restated)
Net loss	$(826,376)	$(267,337)
Adjusted for Non-cash Activity:
Shares issued for services provided	193,003	-
Write-off of investments	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(3,600)	(510)
Inventory	(16,028)	(62,408)
Prepaids & Other Current Assets	13,577	-
Credit Card Payable	13,207	-
Accrued Expenses	132,083
Accrued Interest Payable - Related Party	5,042	-

Net cash used in operating activities	(424,092)	(330,255)

Cash flows from investing activities:
Increase in operating companies	(65,000)	-
Investment in Note Receivable	(21,500)	-

Net cash used in investing activities	(86,500)	-

Cash flows from financing activities:
Increase in Note Payable to Shareholder	20,000	340,000
Proceeds from sale of common stock	412,500	-

Net cash provided by financing activities	432,500	340,000

Net Change in Cash	(78,092)	9,745

Cash, beginning of the period	105,065	9,543

Cash, end of the period	$26,973	$19,288

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

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

Restatement of Previously Issued Condensed Financial Statements

The Company has restated the accompanying condensed financial statements as of and for the three and six months ended June 30, 2023, along with certain notes to such restated condensed financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued condensed financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the condensed financial statements.

The following tables summarize the effect of the restatement on each condensed financial statement line items as of and for the three and six months ended June 30, 2023.

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of June 30, 2023
Accrued Expenses - Related Party	$-	$125,000	$125,000
Total current liabilities	$872,119	$125,000	$997,119
Accumulated deficit	$1,542,674	$125,000	$1,667,674
Total stockholders’ deficit	$690,924	$125,000	$815,924
Condensed Statement of Operations for the three months ended June 30, 2023
Selling, general and administrative	$402,912	$62,500	$465,412
Total operating expenses	$467,912	$62,500	$530,412
Loss before Income tax	$471,164	$62,500	$533,664
Net loss	$471,164	$62,500	$533,664
Condensed Statement of Operations for the six months ended June 30, 2023
Selling, general and administrative	$633,069	$125,000	$758,069
Total operating expenses	$698,069	$125,000	$823,069
Loss before Income tax	$701,376	$125,000	$826,376
Net loss	$701,376	$125,000	$826,376
Condensed Statement of Cash flows for the six months ended June 30, 2023
Net loss	$701,376	$125,000	$826,376
Accrued Expenses	$7,083	$125,000	$132,083
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2023
Net loss	$230,212	$62,500	$292,712
Accumulated deficit	$1,071,510	$62,500	$1,134,010
Total stockholders’ deficit	$412,763	$62,500	$475,263
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2023
Net loss	$471,164	$62,500	$533,664
Accumulated deficit	$1,542,674	$125,000	$1,667,674
Total stockholders’ deficit	$690,924	$125,000	$815,924

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

During the six months ended June 30, 2023, and 2022, the Company recorded $125.000 and $0, respectively, in accrued salary due to the Company’s Chief Executive Officer.

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

The Company has $125,000 accrued and unpaid compensation at June 30, 2023 under this agreement.

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

Operating Expenses. For the three months ended June 30, 2023 and 2022, total operating expenses were $530,412 and $124,481, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the three months ended June 30, 2023 and 2022, net loss was $533,664 and $121,571, respectively.  The increase in net loss was primarily due to higher operating expenses discussed above.

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

Operating Expenses. For the six months ended June 30, 2023 and 2022, total operating expenses were $823,069 and $273,403, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the six months ended June 30, 2023 and 2022, net loss was $826,376 and $267,337, respectively.  The increase in net loss was primarily due to higher operating expenses as discussed above.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $424,092 for the six months ended June 30, 2023, primarily as a result of our net loss of $826,376, reduced by $193,003 for non-cash expense associated with grants of our common and Class A Preferred shares and $65,000 for the write-off of investments.  Net cash used in operating activities was $330,255 for the six months ended June 30, 2022, primarily as a result of our net loss of $267,337.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

1606 Corp.

Dated: April xx, 2024	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

