Form 10-Q/A
period 2023-09-30
1606 CORP.
filed 2024-05-15
CIK 1877461

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

EXPLANATORY NOTE

1606 Corp., a Nevada corporation (the “Company”), is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, as filed with the Securities and Exchange Commission on November 15, 2023 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend the financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” to add accrued and unpaid salary to our CEO, Gregory Lambrecht. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
Assets	2023	2022
Current Assets	(Unaudited) (as restated)
Cash	$34,316	$105,065
Accounts receivable	3,600	-
Notes receivable	21,500	-
Inventory	129,202	113,174
Prepaids and other current assets	9,929	13,577
Total Current Assets	198,547	231,816

Total Assets	$198,547	$231,816

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$66,707	$25,188
Accrued expenses – related party	187,500	0
Accrued interest	8,260	3,173
Note payable to shareholder	755,050	735,050
Note payable to related party	63,456	63,456
Convertible notes, net of discount	31,482	-
Derivative liability	443,324	-
Total Current Liabilities	1,555,779	826,867

Total Liabilities	1,555,779	826,867

Stockholders’ Deficit
Undesignated preferred stock, par value $0.0001; 40,000,000 authorized; no shares issued and outstanding	-	-
Class A convertible preferred stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,632,599 and 56,635,000 shares issued and outstanding, respectively	5,663	5,664
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 47,258,606 and 37,428,394 shares issued and outstanding, , respectively	4,726	3,742
Additional paid-in capital	866,360	236,842
Accumulated deficit	(2,233,981)	(841,298)
Total Stockholders’ Deficit	(1,357,232)	(595,051)
Total Liabilities and Stockholders’ Equity	$198,547	$231,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(as restated)		(as restated)
Revenue, net of discounts	$80	$3,762	$1,553	$13,064

Cost of goods sold	-	2,480	4,781	5,716

Gross profit (loss)	80	1,282	(3,228)	7,348

Operating Expenses
Selling, general and administrative	524,016	120,285	1,282,083	393,688
Write-off of investments	-	-	65,000	-
Total operating expenses	524,016	120,285	1,347,083	393,688

Operating loss	(523,936)	(119,003)	(1,350,311)	(386,340)

Other Expenses
Change in fair value of derivative liabilities	(42,372)	-	(42,372)	-
Total other expenses	(42,372)	-	(42,372)	-

Loss before income taxes	(566,308)	(119,003)	(1,392,683)	(386,340)

Provision for income taxes	-	-	-	-

Net Loss	$(566,308)	$(119,003)	$(1,392,683)	$(386,340)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares – basic and diluted	46,690,474	37,103,394	44,031,600	37,103,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

Three Months Ended September 30, 2022	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(568,598)	$(484,851)
Net loss	-	-	-	-	-	(119,003)	(119,003)
Balance as of September 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(687,601)	$(603,854)

Three Months Ended September 30, 2023 (as restated)	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	56,632,599	$5,663	46,158,606	$4,616	$841,470	$(1,667,673)	$(815,924)
Common stock issued for cash	-	-	100,000	10	(10)	-	-
Common stock issued for services	-	-	1,000,000	100	24,900	-	25,000
Net loss	-	-	-	-	-	(566,308)	(566,308)
Balance as of September 30, 2023	56,632,599	$5,663	47,258,606	$4,726	$866,360	$(2,233,981)	$(1,357,232)

Nine Months Ended September 30, 2022	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(301,261)	$(217,514)
Net loss	-	-	-	-	-	(386,340)	(386,340)
Balance as of September 30, 2022	56,635,000	$5,663	37,103,394	$3,710	$74,374	$(687,601)	$(603,854)

Nine Months Ended September 30, 2023 (as restated)	Class A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	56,635,000	$5,663	37,428,394	$3,742	236,842	$(841,298)	$(595,051)
Share conversions	(202,405)	(20)	5,060,125	506	(486)	-	-
Preferred stock issued for services	200,004	20	-	-	109,982	-	110,002
Common stock issued for cash	-	-	825,000	83	412,417	-	412,500
Common stock issued for services	-	-	3,945,087	395	107,605	-	108,000
Net loss	-	-	-	-	-	(1,392,683)	(1,392,683)
Balance as of September 30, 2023	56,632,599	$5,663	47,258,606	$4,726	$866,360	$(2,233,981)	$(1,357,232)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities	(as restated)
Net loss	$(1,392,683)	$(386,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	218,002	-
Write-off of investments	65,000	-
Amortization of debt discount	31,482	-
Change in fair value of derivative liabilities	42,372	-
Financing costs	225,952	-
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	-
Inventory	(16,028)	(81,660)
Prepaids and other current assets	3,648	-
Accounts payable and accrued liabilities	229,019	-
Accrued interest	5,087	-
Net cash used in operating activities	(591,749)	(468,000)

Cash Flows from Investing Activities
Increase in operating companies	(65,000)	-
Investment in note receivable	(21,500)	-
Net cash used in investing activities	(86,500)	-

Cash Flows from Financing Activities
Proceeds from note payable to shareholder	20,000	460,000
Proceeds from convertible notes	175,000	-
Proceeds from sale of common stock	412,500	-
Net cash provided by financing activities	607,500	460,000

Net decrease in cash	(70,749)	(8,000)

Cash, beginning of period	105,065	9,543

Cash, end of period	$34,316	$1,543

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

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

Selling and Marketing

Selling and marketing costs are expensed as incurred and are reported under selling, general and administrative in the accompanying statements of operations. Such costs were $524,016 and $120,285 for the three months ended September 30, 2023 and 2022, respectively and $1,282,083 and $393,688 for the nine months ended September 30, 2023 and 2022, respectively.

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

Restatement of Previously Issued Condensed Financial Statements

The Company has restated the accompanying condensed financial statements as of and for the three and nine months ended September 30, 2023, along with certain notes to such restated condensed financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued condensed financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the condensed financial statements.

The following tables summarize the effect of the restatement on each condensed financial statement line items as of and for the three and nine months ended September 30, 2023.

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of September 30, 2023
Accrued Expenses - Related Party	$-	$187,500	$187,500
Total current liabilities	$1,368,279	$187,500	$1,555,779
Accumulated deficit	$2,046,481	$187,500	$2,233,981
Total stockholders’ deficit	$1,169,732	$187,500	$1,357,232
Condensed Statement of Operations for the three months ended September 30, 2023
Selling, general and administrative	$461,516	$62,500	$524,016
Total operating expenses	$461,516	$62,500	$524,016
Loss before Income tax	$503,808	$62,500	$566,308
Net loss	$503,808	$62,500	$566,308
Condensed Statement of Operations for the nine months ended September 30, 2023
Selling, general and administrative	$1,094,583	$187,500	$1,282,083
Total operating expenses	$1,159,583	$187,500	$1,347,083
Loss before Income tax	$1,162,811	$187,500	$1,350,311
Net loss	$1,205,183	$187,500	$1,392,683
Condensed Statement of Cash flows for the nine months ended September 30, 2023
Net loss	$1,205,183	$187,500	$1,392,683
Accrued Expenses	$41,519	$187,500	$229,019
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2023
Net loss	$503,808	$62,500	$566,308
Accumulated deficit	$2,046,481	$187,500	$2,233,981
Total stockholders’ deficit	$1,169,732	$187,500	$1,357,232
Condensed Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2023
Net loss	$1,205,183	$187,500	$1,392,683
Accumulated deficit	$2,046,481	$187,500	$2,233,981
Total stockholders’ deficit	$1,169,732	$187,500	$1,357,232

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

During the nine months ended September 30, 2023, and 2022, the Company recorded $187,500 and $0, respectively, in accrued salary due to the Company’s Chief Executive Officer.

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

The Company has $187,500 accrued and unpaid compensation at September 30, 2023 under this agreement.

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

Operating Expenses. For the three months ended September 30, 2023 and 2022, total operating expenses were $524,016 and $120,285, respectively. The increase was primarily due to higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the three months ended September 30, 2023 and 2022, net loss was $566,308 and $119,003, respectively. The increase in net loss was primarily due to higher operating expenses discussed above.

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

Operating Expenses. For the nine months ended September 30, 2023 and 2022, total operating expenses were $1,347,083 and $393,688, respectively. The increase was primarily due to write-off of investments, higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the nine months ended September 30, 2023 and 2022, net loss was $1,392,683 and $386,340, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

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

Operating Activities

Net cash used in operating activities was $591,749 for the nine months ended September 30, 2023, primarily as a result of our net loss of $1,392,683, offset by shares issued for services provided of $218,002, financing costs of $225,952, change in fair value of derivative liabilities of $42,372, $65,000 for the write-off of investments, amortization of debt discount of $31,482, and net changes in operating assets and liabilities of $218,126.

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

