Form 10-Q
period 2024-03-31
1606 CORP.
filed 2024-05-16
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2024, the Company had 65,756,177 outstanding shares of its common stock, par value $0.0001.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash	$15,871	$48,941
Accounts receivable	2,845	3,600
Notes receivable	21,500	21,500
Inventory	72,769	72,853
Prepaids & other current assets	29,161	1,444
Total Current Assets	142,146	148,338

Total Assets	$142,146	$148,338

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$402,902	$295,041
Accrued interest	36,074	10,086
Note payable to related party	63,456	63,456
Convertible notes, net of discount	148,806	51,086
Derivative liability	81,701	193,026
Total Current Liabilities	732,939	612,695

Long Term Debt
Note payable to shareholder	1,020,550	950,550
Total Long Term Debt	1,020,550	950,550

Total Liabilities	1,753,489	1,563,245

Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 56,207,827 and 56,282,599 shares issued and outstanding, respectively	5,621	5,628
Class B Convertible Preferred Stock, par value $0.0001 per share, 100 shares authorized; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 65,881,177 and 58,582,469 shares issued and outstanding, respectively	6,588	5,858
Additional Paid-in Capital	1,084,916	995,638
Accumulated Deficit	(2,708,468)	(2,422,031)
Total Stockholders’ Deficit	(1,611,343)	(1,414,907)
Total Liabilities and Stockholders’ Deficit	$142,146	$148,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023 (restated)
Revenue, net of discounts	$7,195	$1,170

Cost of goods sold	7,313	1,225

Gross loss	(118)	(55)

Operating Expenses
Selling, general and administrative	577,910	292,657
Total operating expenses	577,910	292,657

Operating loss	(578,028)	(292,712)

Other Income
Change in fair value of derivative liabilities	291,591	-
Total other income	291,591	-

Loss from operations before income taxes	(286,437)	(292,712)

Provision for income taxes	-	-

Net Loss	$(286,437)	$(292,712)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares – basic and diluted	50,383,321	37,925,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

Three Months Ended March 31, 2023 (restated)	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	56,635,000	$5,663	-	$-	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)
Share conversions	(202,405)	(20)	-	-	5,060,125	506	(486)	-	-
Common stock issued for cash	-	-	-	-	725,000	73	412,427	-	412,500
Net loss	-	-	-	-	-	-	-	(292,712)	(292,712)
Balance as of March 31, 2023	56,432,595	$5,643	-	$-	43,213,519	$4,321	$648,783	$(1,134,010)	$(475,263)

Three Months Ended March 31, 2024	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(114,772)	(11)	-	-	2,869,300	287	(276)	-	-
Common stock issued for cash	-	-	-	-	3,929,408	393	124,613	-	125,006
Common stock issued for services	-	-	-	-	500,000	50	29,950	-	30,000
Preferred stock issued for services	40,000	4	90	-	-	-	59,996	-	60,000
Settlement of derivative liability	-	-	-	-	-	-	(125,005)	-	(125,005)
Net loss	-	-	-	-	-	-	-	(286,437)	(286,437)
Balance as of March 31, 2024	56,207,827	$5,621	90	$-	65,881,177	$6,588	$1,084,916	$(2,708,468)	$(1,611,343)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023 (restated)
Cash Flows from Operating Activities
Net loss	$(286,437)	$(292,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	90,000	-
Amortization of debt discount	115,619	-
Change in fair value of derivative liabilities	(291,591)	-
Changes in operating assets and liabilities:
Accounts receivable	755	(3,591)
Note receivable	-	(11,500)
Inventory	84	100
Prepaids & other current assets	(27,717)	893
Accounts payable and accrued liabilities	107,861	(2,107)
Accrued expenses	-	73,942
Accrued interest	25,988	-
Net cash used in operating activities	(265,438)	(234,975)

Cash Flows from Investing Activities
Increase in operating companies	-	(65,000)
Net cash used in investing activities	-	(65,000)

Cash Flows from Financing Activities
Increase in note payable to shareholder	70,000	2,521
Proceeds from convertible notes	170,000	-
Repayment of convertible notes	(132,638)	-
Proceeds from sale of common stock	125,006	412,500
Net cash provided by financing activities	232,368	415,021

Net increase (decrease) in cash	(33,070)	115,046

Cash, beginning of period	48,941	105,065

Cash, end of period	$15,871	$220,111

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$55,261.00	$-
Settlement of derivative liability	$125,005	$-

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

Business

The Company is an AI Chatbot company specializing in merchandizing bot specifically built for the CBD industry and AI Chatbots for public companies.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At March 31, 2024 and December 31, 2023, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost or net realizable value, and consist primarily of hemp products. The Company’s inventory as of March 31, 2024 and 2023 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or net realizable value. No such adjustments were deemed necessary during the periods presented.

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

At March 31, 2024 and December 31, 2023, 65,881,177 and 58,582,469 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for years then ended.

Selling and Marketing

Selling and marketing costs are expensed as incurred and are reported under selling, general and administrative in the accompanying statements of operations. Selling, general and administrative costs were $577,910 and $292,657 during the three months ended March 31, 2024 and 2023, respectively.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2024 or December 31, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended March 31, 2024:

Balance - December 31, 2023	$193,026
Additions	55,261
Settlements	125,005
Change in fair value	(291,591)
Balance - March 31, 2024	$81,701

During 2023 and 2024, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

At March 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0349; risk-free interest rates of 5.21%; expected volatility of the Company’s common stock of 106% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0228 to $0.0245; and terms of eight to nine months.

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

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

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

[MD&A, Results of Operations]

Net Loss. As a result of the foregoing, for the three months ended March 31, 2024, we recorded a net loss of $286,437, compared to a net loss of $292,712 for the three months ended March 31, 2023.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the three months ended March 31, 2024, a total of 40,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $60,000 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the three months ended March 31, 2024, a total of 90 shares of Series B preferred stock was issued to the Company’s Vice President, Austen Lambrecht, and to the Company’s Chief Executive Officer, Greg Lambrecht.

During the three months ended March 31, 2024 and 2023, the Company borrowed $70,000 and $2,521, respectively in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $1,020,550 at March 31, 2024.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $7,137 and $6,346 at March 31, 2024 and December 31, 2023, respectively.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

During the three months ended March 31, 2024 and 2023, the Company borrowed $70,000 and $2,521, respectively, in a series of cash payments from the Company’s CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $1,020,550 at March 31, 2024.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $7,137 and $6,346 at March 31, 2024 and December 31, 2023, respectively.

Convertible Notes Payable

From January 19, 2024 to February 28, 2024, the Company issued three notes payable which, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion features were valued at $55,261 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $55,261.

During the three months ended March 31, 2024, the Company made payments on convertible notes payable and a note payable, resulting in a settlement of derivative liabilities totaling $125,005.

During the three months ended March 31, 2024, the Company amortized $20,595 of debt discount resulting in an unamortized debt discount of $47,294 and carrying value of $148,806 as of March 31, 2024. Accrued interest as of March 31, 2024 was $28,937.

Scheduled maturities of debt remaining as of March 31, 2024 for each respective fiscal year end are as follows:

2024	$212,262
2025	1,020,550
Total	$1,232,812

NOTE 5 - CAPITAL STOCK

Capital Stock

As of March 31, 2024, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

As of March 31, 2024, there were 56,207,827 shares of the Class A Preferred Stock, 90 shares of the Series B Preferred Stock  and 65,881,177 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2024, the Company issued 7,298,708 shares of its common stock, including:

-	2,869,300 shares of its common stock upon conversion of 114,772 shares of Class A preferred stock;
-	3,929,408 shares of its common stock for a total purchase price of $125,006;
-	500,000 shares of its common stock for various services provided, valued at $30,000 based on the closing market price of the common shares on the grant date.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the three months ended March 31, 2024, a total of 40,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $60,000 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the three months ended March 31, 2024, 114,772 shares of Class A preferred stock were converted into 2,869,300 common shares.

As of March 31, 2024, the Company had 56,207,827 shares of Class A preferred stock outstanding, of which 31,102,596 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

Series B Super Voting Preferred Stock

The Series B preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Series B Preferred Stock).

During the three months ended March 31, 2024, a total of 90 shares of Class A preferred stock was issued to the two members of the Company’s Board of Directors.

As of March 31, 2024, the Company had 90 shares of Series B preferred stock outstanding.

Dividends

There will be no dividends due or payable on the Series B Preferred Stock.

Liquidation Rights

Upon the occurrence of a “Liquidation Event,” the holders of Series B Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series B Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends. “Liquidation Event” means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the Company, (ii) the purchase or redemption by the Company of shares of any class of stock or the merger or consolidation of the Company with or into any other corporation or corporations, or (iii) the sale, license or lease of all or substantially all, or any material part of, the Company’s assets.

Conversion Rights

The shares of Series B Preferred Stock are not convertible into shares of the Company’s Common Stock.

Voting Rights

If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 10 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of votes of all other series of Preferred Stocks which are issued and outstanding at the time of voting.

Each individual share of Series B Preferred Stock shall have the voting rights equal to:

[ten times the sum of: {all shares of Common Stock issued and outstanding at the time of voting + the total number of votes of all other series of Preferred Stocks which are issued and outstanding at the time of voting}]

Divided by:

[the number of shares of Series B Preferred Stock issued and outstanding at the time of voting]

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or Bylaws.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

Effective February 28, 2024, the Company entered into the Employment Agreement with Gregory Lambrecht, the Company’s Chief Executive Officer (the “CEO Agreement”). The term of the CEO Agreement is three years from the effective date, and will renew for six month periods automatically unless terminated by either party providing 90 days of prior written notice or for “Cause,” as defined in the CEO Agreement. Pursuant to the CEO Agreement, Mr. Lambrecht is entitled to an annual salary of $250,000. Mr. Lambrecht is also entitled to a bonus as determined by the Company’s Board of Directors, healthcare (once established by the Company), reimbursement of expenses, and 20 vacation days per year. Also, as an inducement to enter into the CEO Agreement, Mr. Lambrecht was issued 60 shares of Series B Preferred Stock of the Company.

Effective February 28, 2024, the Company entered into the Employment Agreement with Austen Lambrecht, the Company’s Vice President (the “VP Agreement”). The term of the VP Agreement is three years from the effective date, and will renew for six month periods automatically unless terminated by either party providing 90 days of prior written notice or for “Cause,” as defined in the VP Agreement. Pursuant to the VP Agreement, Mr. Lambrecht is entitled to an annual salary of $97,000. Mr. Lambrecht is also entitled to a bonus as determined by the Company’s Board of Directors, healthcare (once established by the Company), reimbursement of expenses, and 20 vacation days per year. Also, as an inducement to enter into the VP Agreement, Mr. Lambrecht was issued 30 shares of Series B Preferred Stock of the Company.

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

NOTE 7 – SUBSEQUENT EVENTS

The company issued a note on April 3rd, 2024 with a principal amount of $60,000 and a discount of $6,000. The note has an interest rate of 8% per annum and has a maturity date of April 3rd, 2025. The note is convertible to shares in the event of non payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

1606 Corp., a Nevada corporation (the “Company”), was incorporated in Nevada in February 2021 and spun-off from Singlepoint Inc. in April 2021. Management believes the assumptions made to carve out the Company’s underlying standalone financial statements from the consolidated Singlepoint results prior to the April 2021 spin-off are reasonable. Nevertheless, the financial statements may not include all the actual expenses that would have been incurred had the Company operated as a standalone company during the period prior to the spin-off. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

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

We are focused on signing business to use the chatbot with a monthly recuring licensing fee model. We are using a combination of our website, online ads, and email campaigns targeted towards CBD brands and retailers, we have cultivated considerable interest in 1606 and our AI Chatbot technology.

We are also using ISO’s or independent sales organizations to sell the Chatbot or include it in a package deal with their products. These ISO’s include but are not limited to CBD Distributors, website designers and builders, and payment processing services within and outside the CBD industry.

Results from Operations – For the three months ended March 31, 2024, as compared to March 31, 2023

Net Revenue. For the three months ended March 31, 2024 and 2023, we generated revenues of $7,195 and $1,170, respectively.

Cost of Goods Sold. For the three months ended March 31, 2024 and 2023, cost of revenue was $7,313 and $1,225, respectively.

Gross Profit. As a result of the foregoing, we had a negative gross profit of $118 for the three months ended March 31, 2024, compared with a negative gross profit of $55 for the three months ended March 31, 2023.

Operating Expenses. For the three months ended March 31, 2024 and 2023, total operating expenses were $577,910 and $292,657, respectively. The increase was primarily due to higher legal and professional expenses related to regulatory filings and listing of our common stock, higher advertising and marketing spend associated with efforts to expand distribution of our product offerings and higher salaries and wages.

Net Loss. For the three months ended March 31, 2024 and 2023, net loss was $286,437 and $292,712, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2024, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

To continue operations for the next 12 months, we will have a cash need of approximately $1,000,000. Should we not be able to fulfill our cash needs through the increase of revenue, we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). Our plans to pay off current liabilities through sales and increasing revenue through sales of our services and or products, or through financing activities as mentioned above, although there is no guarantee that we will ultimately do so.

Operating Activities

Net cash used in operating activities was $265,438 for the three months ended March 31, 2024, primarily as a result of our net loss of $286,437 and change in fair value of derivative liabilities of $291,591, offset by shares issued for services provided of $90,000, amortization of debt discount of $115,619, and net changes in operating assets and liabilities of $106,971.

Net cash used in operating activities was $234,975 for the three months ended March 31, 2023, primarily as a result of our net loss of $292,712, which was increased by net changes in operating assets and liabilities of $57,737.

Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2024.

Net cash used in investing activities during the three months ended March 31, 2023, totaled $65,000. We made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written off.

Financing Activities

During the three months ended March 31, 2024, our financing activities provided cash of $232,368, including $125,006 from the sale of our common stock, $170,000 in net proceeds from convertible notes, and $70,000 in proceeds from the note payable to our CEO. We also repaid $132,638 of convertible notes.

For the three months ended March 31, 2023, our financing activities provided cash of $415,021 including $2,521 resulting from additional borrowings from our CEO and $412,500 from the sale of our common stock.

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

Loss Contingencies

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Income Taxes

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return benefits or consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

During the three months ended March 31, 2024, the Company issued an aggregate of 3,929,408 shares of Common Stock to GHS Investments, LLC for aggregate consideration of $125,006.

During the three months ended March 31, 2024, the Company issued 250,000 shares of Common Stock to each of Derek McCarthy and Duskin Direct Marketing, Inc. under consulting agreements for consulting services provided.

Class A Preferred Stock

During the three months ended March 31, 2024, an aggregate of 40,000 shares of Class A Preferred Stock was issued to the members of the Company’s Board of Directors for services provided.

Convertible Promissory Notes

During the three months ended March 31, 2024, we issued three convertible promissory notes in the aggregate principal amount of $219,000 to 1800 Diagonal Lending LLC.

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

1606 Corp.

Dated: May 15, 2024	By:	/s/ Gregory Lambrecht
Gregory Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

