Form 10-Q
period 2024-06-30
1606 CORP.
filed 2024-08-14
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2024, the Company had 82,413,244 outstanding shares of its common stock, par value $0.0001.

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
Assets	2024	2023
Current Assets	(Unaudited)
Cash	$75,004	$48,941
Accounts receivable	2,762	3,600
Notes receivable	21,500	21,500
Inventory	72,769	72,853
Prepaids and other current assets	23,629	1,444
Total Current Assets	195,664	148,338

Total Assets	$195,664	$148,338

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$494,768	$295,041
Accrued interest	45,404	10,086
Note payable to related party	63,456	63,456
Convertible notes, net of discount	231,599	51,086
Derivative liability	62,520	193,026
Total Current Liabilities	897,747	612,695

Long Term Debt
Note payable to shareholder	1,220,550	950,550
Total Long Term Debt	1,220,550	950,550

Total Liabilities	2,118,297	1,563,245

Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 55,920,127 and 56,282,599 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,593	5,628
Class B Convertible Preferred Stock, par value $0.0001 per share, 100 shares authorized; 90 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 75,545,390 and 58,582,469 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7,554	5,858
Additional Paid-in Capital	1,111,880	995,638
Accumulated Deficit	(3,047,660)	(2,422,031)
Total Stockholders’ Deficit	(1,922,633)	(1,414,907)
Total Liabilities and Stockholders’ Deficit	$195,664	$148,338

 The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue, net of discounts	$-	$304	$7,195	$1,474

Cost of goods sold	-	3,556	7,313	4,781

Gross profit (loss)	-	(3,252)	(118)	(3,307)

Operating Expenses
Selling, general and administrative	288,739	462,891	686,660	753,027
Write-off of investments	-	65,000	-	65,000
Total operating expenses	288,739	527,891	686,660	818,027

Operating loss	(288,739)	(531,143)	(686,778)	(821,334)

Other Expenses
Interest expense	(128,435)	(2,521)	(308,424)	(5,042)
Change in fair value of derivative liabilities	77,982	-	369,573	-
Total other expenses	(50,453)	(2,521)	61,149	(5,042)

Loss from operations before income taxes	(339,192)	(533,664)	(625,629)	(826,376)

Provision for income taxes	-	-	-	-

Net Loss	$(339,192)	$(533,664)	$(625,629)	$(826,376)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares – basic and diluted	50,843,473	44,326,744	52,962,639	43,541,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30, 2023	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	56,432,595	$5,643	-	-	43,213,519	$4,321	$648,783	$(1,134,010)	$(475,263)
Share conversions	200,004	20	-	-	1,500,000	150	142,833	-	143,003
Common stock issued for cash	-	-	-	-	1,445,087	145	49,855	-	50,000
Net loss	-	-	-	-	-	-	-	(533,664)	(533,664)
Balance as of June 30, 2023	56,632,599	$5,663	-	$-	46,158,606	$4,616	$841,471	$(1,667,674)	$(815,924)

Three Months Ended June 30, 2024	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	56,207,827	$5,621	90	$-	65,881,177	$6,588	$1,084,916	$(2,708,468)	$(1,611,343)
Share conversions	(287,700)	(28)	-	-	7,192,500	718	(690)	-	-
Common stock issued for services	-	-	-	-	400,000	40	13,360	-	13,400
Common stock issued note conversion	-	-	-	-	2,071,713	208	40,729	-	40,937
Settlement of derivative liability	-	-	-	-	-	-	(26,435)	-	(26,435)
Net loss	-	-	-	-	-	-	-	(339,192)	(339,192)
Balance as of June 30, 2024	55,920,127	$5,593	90	$-	75,545,390	$7,554	$1,111,880	$(3,047,660)	$(1,922,633)

Six Months Ended June 30, 2023	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	56,635,000	$5,663	-	$-	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)
Share conversions	(202,405)	(20)	-	-	5,060,125	506	(486)	-	-
Preferred stock issued for services	200,004	20	-	-	-	-	109,982	-	110,002
Common stock issued for cash	-	-	-	-	725,000	73	412,427	-	412,500
Common stock issued for services	-	-	-	-	2,945,087	295	82,706	-	83,001
Net loss	-	-	-	-	-	-	-	(826,376)	(826,376)
Balance as of June 30, 2023	56,632,599	$5,663	-	$-	46,158,606	$4,616	$841,471	$(1,667,674)	$(815,924)

Six Months Ended June 30, 2024	Class A Convertible		Class B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(402,472)	(39)	-	-	10,061,800	1,005	(966)	-	-
Common stock issued for cash	-	-	-	-	3,929,408	393	124,613	-	125,006
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued note conversion	-	-	-	-	2,071,713	208	40,729	-	40,937
Preferred stock issued for services	40,000	4	90	-	-	-	59,996	-	60,000
Settlement of derivative liability	-	-	-	-	-	-	(151,440)	-	(151,440)
Net loss	-	-	-	-	-	-	-	(625,629)	(625,629)
Balance as of June 30, 2024	55,920,127	$5,593	90	$-	75,545,390	$7,554	$1,111,880	$(3,047,660)	$(1,922,633)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(625,629)	$(826,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	103,400	193,003
Amortization of debt discount	217,628	-
Change in fair value of derivative liabilities	(369,573)	-
Write-off of investments	-	65,000
Changes in operating assets and liabilities:
Accounts receivable	838	(3,600)
Inventory	84	(16,028)
Prepaids & other current assets	(22,185)	13,577
Accounts payable and accrued liabilities	199,727	13,207
Accrued expenses	-	132,083
Accrued interest	48,676	5,042
Net cash used in operating activities	(447,034)	(424,092)

Cash Flows from Investing Activities
Increase in operating companies	-	(65,000)
Investment in note receivable	-	(21,500)
Net cash used in investing activities	-	(86,500)

Cash Flows from Financing Activities
Increase in note payable to shareholder	270,000	20,000
Proceeds from convertible notes	289,500	-
Repayment of convertible notes	(211,409)	-
Proceeds from sale of common stock	125,006	412,500
Net cash provided by financing activities	473,097	432,500

Net increase (decrease) in cash	26,063	(78,092)

Cash, beginning of period	48,941	105,065

Cash, end of period	$75,004	$26,973

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$87,627	$-
Settlement of derivative liability	$151,440	$-
Common stock issued note conversion	$40,937	$-

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2024, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, and the results of the Company’s operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Management believes the assumptions underlying the Company’s standalone condensed financial statements are reasonable. Nevertheless, the accompanying condensed financial statements may not include all the actual expenses that would have been incurred had the Company operated as a standalone company during the periods presented, and may not reflect the Company’s results of operations, financial position and cash flows had the Company operated as a standalone company during the periods presented. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management of the Company considers all receivables collectable. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At June 30, 2024 and December 31, 2023, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost or net realizable value, and consist primarily of hemp products. The Company’s inventory as of June 30, 2024 and 2023 consisted of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or net realizable value. No such adjustments were deemed necessary during the periods presented.

Revenue Recognition

The Company, which has adopted ASC 606 “Revenue from Contracts with Customers”, derives its revenues primarily from the sale of hemp products at a point in time. Revenues are recognized when control of these products is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and the Company's performance obligations have been met. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

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

At June 30, 2024 and December 31, 2023, 75,545,390 and 58,582,469 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for years then ended.

Selling and Marketing

Selling and marketing costs are expensed as incurred and are reported under selling, general and administrative in the accompanying condensed statements of operations. Selling, general and administrative costs were $686,660 and $753,027 during the six months ended June 30, 2024 and 2023, respectively.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2024 or December 31, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2024:

Balance - December 31, 2023	$193,026
Additions	87,627
Settlements	151,440
Change in fair value	(369,573)
Balance - June 30, 2024	$62,520

During 2023 and 2024, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

At June 30, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0440; risk-free interest rates ranging from 5.20% to 5.45%; expected volatility of the Company’s common stock ranging from 112% to 117% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.02 to $0.0215; and terms of four to nine months.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the six months ended June 30, 2024, a total of 40,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $60,000 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the six months ended June 30, 2024, a total of 90 shares of Series B preferred stock was issued to the Company’s Chief Executive Officer, Austen Lambrecht, and to the Company’s former Chief Executive Officer, Greg Lambrecht as Compensation for Services. On June 14, 2024, Gregory Lambrecht, gifted 60 shares of the Company’s Series B Preferred Stock to Austen Lambrecht.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $7,928 and $6,346 at June 30, 2024 and December 31, 2023, respectively.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

During the six months ended June 30, 2024 and 2023, the Company borrowed $270,000 and $2,521, respectively, in a series of cash payments from the Company’s Former CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $1,220,550 at June 30, 2024.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $7,928 and $6,346 at June 30, 2024 and December 31, 2023, respectively.

Convertible Notes Payable

From January 19, 2024, to June 21, 2024, the Company issued five notes payable which, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion features were valued at $87,627 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $87,627.

During the six months ended June 30, 2024, the Company made payments on convertible notes payable and a note payable, resulting in a settlement of derivative liabilities totaling $151,440.

During the six months ended June 30, 2024, the Company amortized $47,204 of debt discount resulting in an unamortized debt discount of $58,385 and carrying value of $231,599 as of June 30, 2024. Accrued interest as of June 30, 2024 was $37,476.

Scheduled maturities of debt remaining as of June 30, 2024 for each respective fiscal year end are as follows:

2024	$295,055
2025	1,220,550
Total	$1,515,605

NOTE 5 - CAPITAL STOCK

Capital Stock

As of June 30, 2024, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

As of June 30, 2024, there were 55,920,127 shares of the Class A Preferred Stock, 90 shares of the Series B Preferred Stock and 75,545,390 shares of common stock issued and outstanding.

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

During the six months ended June 30, 2024, the Company issued 16,962,921 shares of its common stock, including:

-	10,061,800 shares of its common stock upon conversion of 402,472 shares of Class A preferred stock;
-	3,929,408 shares of its common stock for a total purchase price of $125,006;
-	900,000 shares of its common stock for various services provided, valued at $43,400 based on the closing market price of the common shares on the grant date;
-	2,071,713 shares of its common stock upon conversion of convertible notes in the amount of $40,937.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the six months ended June 30, 2024, a total of 40,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $60,000 based on an assumed conversion at a one-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the six months ended June 30, 2024, 402,472 shares of Class A preferred stock were converted into 10,061,800 common shares.

As of June 30, 2024, the Company had 55,920,127 shares of Class A preferred stock outstanding, of which 31,102,596 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

During the six months ended June 30, 2024, a total of 90 shares of Class A preferred stock was issued to the two members of the Company’s Board of Directors.

As of June 30, 2024, the Company had 90 shares of Series B preferred stock outstanding.

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

Effective May 28, 2024, Gregory Lambrecht resigned as the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company.

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

Effective May 28, 2024, the Board of Directors of the Company (with Austen Lambrecht abstaining) appointed Austen Lambrecht as Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman of the Board of the Company.

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

NOTE 7 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after June 30, 2024 for items that would require adjustment to or disclosure in the accompanying condensed financial statements. Noting a $70,150 convertible promissory note that was entered into on July 22, 2024 and the Company issued 5,337,924 shares of common stock to GHS investments, LLC for aggregate considerations of $131,405.68.

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

On October 31,  2023, we announced that the beta version of our ChatCBDW bot was live on our site as well as cool blue Distributions website. We are working towards getting CBD brands and retailers to sign up for the bot on a monthly basis.

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

Results from Operations – For the three months ended June 30, 2024, as compared to June 30, 2023

Net Revenue. For the three months ended June 30, 2024 and 2023, we generated revenues of $0 and $304, respectively.

Cost of Goods Sold. For the three months ended June 30, 2024 and 2023, cost of revenue was $0 and $3,556, respectively.

Gross Profit. As a result of the foregoing, we had a gross profit of $0 for the three months ended June 30, 2024, compared with a negative gross profit of $3,252 for the three months ended June 30, 2023.

Operating Expenses. For the three months ended June 30, 2024 and 2023, total operating expenses were $288,739 and $527,891, respectively. The decrease was primarily due to lower legal and professional expenses, lower wages, and write-off of investments during the three months ended June 30, 2023; there was no such write-off during the three months ended June 30, 2024.

Net Loss. For the three months ended June 30, 2024 and 2023, net loss was $339,192 and $533,664, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Results from Operations – For the six months ended June 30, 2024, as compared to June 30, 2023

Net Revenue. For the six months ended June 30, 2024 and 2023, we generated revenues of $7,195 and $1,474, respectively.

Cost of Goods Sold. For the six months ended June 30, 2024 and 2023, cost of goods sold was $7,313 and $4,781, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $118 for the six months ended June 30, 2024, compared with a gross loss of $3,307 for the six months ended June 30, 2023.

Operating Expenses. For the six months ended June 30, 2024 and 2023, total operating expenses were $686,660 and $818,027, respectively. The decrease was primarily due to lower legal and professional expenses, lower wages, and write-off of investments during the six months ended June 30, 2023; there was no such write-off during the six months ended June 30, 2024.

Net Loss. For the six months ended June 30, 2024 and 2023, net loss was $625,629 and $826,376, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2024, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $447,034 for the six months ended June 30, 2024, primarily as a result of our net loss of $625,629 and change in fair value of derivative liabilities of $369,573, offset by shares issued for services provided of $103,400 amortization of debt discount of $217,628, and net changes in operating assets and liabilities of $227,140.

Net cash used in operating activities was $424,092 for the six months ended June 30, 2023, primarily as a result of our net loss of $826,376, reduced by $193,003 for non-cash expense associated with grants of our common and Class A Preferred shares and $65,000 for the write-off of investments.

Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2024.

Net cash used in investing activities during the six months ended June 30, 2023, totaled $86,500. The Company made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written-off (see Note 5 of the Notes to Condensed Financial Statements for further details).  The $21,500 related to additional funds advanced to one of the target companies for which the Company now has Notes Receivable.

Financing Activities

During the six months ended June 30, 2024, our financing activities provided cash of $473,097 primarily from the sale of the Company’s common stock and issuance of convertible notes.

During the six months ended June 30, 2023, our financing activities provided cash of $432,500 primarily from the sale of the Company’s common stock.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to Financial Statements describes the significant accounting policies and methods used in the preparation of the Condensed Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Condensed Financial Statements.

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

Recent Accounting Pronouncements

See Note 2 of the condensed financial statements for discussion of Recent Accounting Pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

During the three months ended June 30, 2024, the Company issued 400,000 shares of Common Stock to GHS Investments, LLC as commitment shares.

Convertible Promissory Notes

During the three months ended March 31, 2024, we issued two convertible promissory notes in the aggregate principal amount of $157,200 to 1800 Diagonal Lending LLC and 104 LLC.

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

1606 Corp.

Dated: August 14, 2024	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

