Form 10-Q
period 2024-09-30
1606 CORP.
filed 2024-11-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2024, the Company had 104,276,332 outstanding shares of its common stock, par value $0.0001.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	September 30,
Assets	2024 (Unaudited)	December 31, 2023
Current Assets
Cash	$26,782	$48,941
Accounts receivable	-	3,600
Notes receivable		21,500
Inventory	-	72,853
Prepaids & other current assets	17,027	1,444
Total Current Assets	43,809	148,338

Total Assets	$43,809	$148,338

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$467,305	$295,041
Accrued interest	52,884	10,086
Note payable to related party	63,456	63,456
Convertible notes, net of discount	249,008	51,086
Derivative liability	86,552	193,026
Note payable to shareholder	1,220,550	950,550
Total Current Liabilities	2,139,755	1,563,245
Total Liabilities	2,139,755	1,563,245

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 59,880,127 and 56,282,599 shares issued and outstanding, respectively	5,988	5,628
Series B Preferred Stock, par value $0.0001 per share, 100 shares authorized; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 87,600,557 and 58,582,469 shares issued and outstanding, respectively	8,760	5,858
Additional Paid-in Capital	4,506,602	995,638
Accumulated Deficit	(6,617,296)	(2,422,031)
Total Stockholders’ Equity (Deficit)	(2,095,946)	(1,414,907)
Total Liabilities and Stockholders’ Equity (Deficit)	$43,809	$148,338

 The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue, net of discounts	$-	78	$7,195	$1,553

Cost of goods sold	-	-	7,313	4,781

Gross profit (loss)	-	78	(118)	(3,228)

Operating Expenses
Selling, general and administrative	3,224,679	492,487	3,911,339	1,245,514
Write-off of note receivable and investments	21,500	-	21,500	65,000
Total operating expenses	3,246,179	492,487	3,932,839	1,310,514

Operating loss	(3,246,179)	(492,409)	(3,932,957)	(1,313,742)

Other Income (Expenses)
Interest expense	(98,322)	(31,527)	(406,746)	(36,569)
Gain (loss) on debt extinguishment	102,579	-	102,579	-
Change in fair value of derivative liabilities	(327,714)	(42,372)	41,859	(42,372)
Total other expenses	(323,457)	(73,899)	(262,308)	(5,803)

Loss from operations before income taxes	(3,569,636)	(566,308)	(4,195,265)	(1,392,683)

Provision for income taxes	-	-	-	-

Net Loss	$(3,569,636)	$(566,308)	$(4,195,265)	$(1,392,683)

Net loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average common shares – basic and diluted	81,870,709	46,690,474	70,124,866	44,031,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Nine Months Ended September 30, 2023	Class A Convertible		Series B				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2022	56,635,000	5,663	-	-	37,428,394	3,742	236,842	(841,298)	(595,051)
Share conversions	(202,405)	(20)	-	-	5,060,125	506	(486)	-	-
Preferred stock issued for services	200,004	20	-	-	-	-	109,982	-	110,002
Common stock issued for cash	-	-	-	-	825,000	83	412,417	-	412,500
Common stock issued for services	-	-	-	-	3,945,087	395	107,605	-	108,000
Net loss	-	-	-	-	-	-	-	(1,392,683)	(1,392,683)
Balance as of September 30, 2023	56,632,599	5,663	-	-	47,258,606	4,726	866,360	(2,233,981)	(1,357,232)

Nine Months Ended September 30, 2024	Class A Convertible		Series B				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	56,282,599	5,628	-	-	58,582,469	5,858	995,638	(2,422,031)	(1,414,907)
Share conversions	(442,472)	(44)	-	-	11,061,800	1,106	(1,062)	-	-
Preferred stock issued for services	4,040,000	404	90	-	-	-	2,989,596	-	2,990,000
Common stock issued for cash, Net of Offering Cost	-	-	-	-	13,429,645	1,343	314,590	-	315,933
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued upon note conversions	-	-	-	-	3,626,643	363	164,530	-	164,893
Net loss	-	-	-	-	-	-	-	(4,195,265)	(4,195,265)
Balance as of September 30, 2024	59,880,127	5,988	90	-	87,600,557	8,760	4,506,602	(6,617,296)	(2,095,946)

Three Months Ended September 30, 2023	Class A Convertible		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	56,632,599	5,663	-	-	46,158,606	4,616	841,470	(1,667,673)	(815,924)
Share conversions	-	-	-	-	100,000	10	(10)		-
Common stock issued for cash	-	-	-	-	1,000,000	100	24,900	-	25,000
Net loss	-	-	-	-	-	-	-	(566,308)	(566,308)
Balance as of September 30, 2023	56,632,599	5,663	-	-	47,258,606	4,726	866,360	(2,233,981)	(1,357,232)

Three Months Ended September 30, 2024	Class A Convertible		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	55,920,127	5,592	90	-	75,545,390	7,554	1,111,881	(3,047,660)	(1,922,633)
Share conversions	(40,000)	(4)	-	-	1,000,000	100	(96)	-	-
Preferred stock issued for services	4,000,000	400	-	-	-	-	2,929,600	-	2,930,000
Common stock issued for cash, Net of Offering Cost	-	-	-	-	9,500,237	950	189,977	-	190,927
Common stock issued upon note conversions	-	-	-	-	1,554,930	156	123,790	-	123,946
Settlement of derivative liability	-	-	-	-	-	-	151,450	-	151,450
Net loss	-	-	-	-	-	-	-	(3,569,636)	(3,569,636)
Balance as of September 30, 2024	59,880,127	5,988	90	-	87,600,557	8,760	4,506,602	(6,617,296)	(2,095,946)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,195,265)	$(1,392,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	3,033,400	218,002
Amortization of debt discount	292,470	31,482
Change in fair value of derivative liabilities	(41,859)	42,372
(Gain) loss on debt extinguishment	(102,579)	-
Financing cost	-	225,952
Write-off of note receivable and investments	21,500	65,000
Impairment of inventory	72,853	-
Changes in operating assets and liabilities:
Accounts receivable	3,600	(3,600)
Inventory	-	(16,028)
Prepaids & other current assets	(15,583)	3,648
Accounts payable and accrued liabilities	172,264	229,019
Accrued interest	48,500	5,087
Net cash used in operating activities	(710,699)	(591,749)

Cash Flows from Investing Activities
Investment in operating companies	-	(65,000)
Investment in note receivable	-	(21,500)
Net cash used in investing activities	-	(86,500)

Cash Flows from Financing Activities
Increase in note payable to shareholder	270,000	20,000
Proceeds from convertible notes	419,500	175,000
Repayment of convertible notes	(316,893)	-
Proceeds from sale of common stock	315,933	412,500
Net cash provided by financing activities	688,540	607,500

Net increase (decrease) in cash	(22,159)	(70,749)

Cash, beginning of period	48,941	105,065

Cash, end of period	$26,782	$34,316

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$123,280	$-
Conversion of loans and accrued interest into common stock	$79,577

 The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

September 30, 2024

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2024, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2024.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates in the accompanying financial statements include valuation of notes receivable, valuation of inventory valuation of derivative liabilities, valuation of stock-based costs, and valuation of deferred tax assets..

Reclassifications

The Company reclassified certain interest expenses of $31,527 and $36,569 from operating expenses to other expenses for the three and nine months ended September 30, 2023, to conform to the 2024 presentation. There was no net effect on the total expenses of such reclassification.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Uncollectable accounts are charged to expense when the account is determined to be uncollectable. The allowance is provided based upon a review of the individual accounts outstanding, prior history of uncollectable accounts receivable and existing economic conditions. At September 30, 2024 and December 31, 2023, the allowance for doubtful accounts balance is $0.

Inventory

Inventories are valued at the lower of cost or net realizable value, and consisted primarily of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or net realizable value. During the nine months ended September 30, 20204, the Company wrote off inventory in the amount of $72,853 which is included in operating expenses, since the Company will no longer be selling CBD products.

Derivative Liabilities

The Company has certain financial instruments that are derivatives or contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

When a convertible note that contains a bi-furcated derivative is converted, it is not considered to be a convertible note for accounting purposes. Therefore, the Company will recognize a gain or loss on the conversion as a debt extinguishment gain or loss  based on the difference between the fair value of the shares issued and the book value of the debt converted.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors and non-employees to be measured at grant date fair value of the equity instrument issued and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to non-employees that vest immediately is the date the award is granted.

Revenue Recognition

The Company, which has adopted ASC 606 “Revenue from Contracts with Customers”, derives its revenues primarily from the sale of hemp products at a point in time. Revenues are recognized when control of these products is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, the Company's performance obligations have been met and collection is probable. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share were 1,497,003,175 related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At September 30, 2024 and December 31, 2023, 87,600,557 and 58,582,469 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for years then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2024, or December 31, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended September 30, 2024:

Balance - December 31, 2023	$193,026
Additions	123,280
Settlements	(187,895)
Change in fair value	(41,859)
Balance - September 30, 2024	$86,552

During 2024 and 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

Settlements of derivative liabilities are the result of conversions or repayments of the underlying note payable agreements. The fair value of the bifurcated derivative related to the amounts converted or repaid are included in the (gain) loss on debt extinguishment in the accompanying condensed statement of operations.

At September 30, 2024, and for the nine months then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.02 to $0.06; risk-free interest rates ranging from 3.90% to 5.41%; expected volatility of the Company’s common stock ranging from 101% to 140% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.018 to $0.034; terms of three to nine months; and an expected probability of occurrence of note default of 10%

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0285; risk-free interest rates ranging from 4.79% to 5.03%; expected volatility of the Company’s common stock ranging from 110% to 204% based on the volatility of comparable publicly traded entities; and exercise prices of $0.0182; and terms of eight to twelve months.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the nine months ended September 30, 2024, a total of 4,040,000 shares of Class A convertible preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $2,990,000 based on an assumed conversion at a 1-for-25 ratio of the Class A preferred stock for common shares and the closing market price of the common shares on the date of grant.

During the nine months ended September 30, 2024, a total of 90 shares of Series B convertible preferred stock was issued to the Company’s Chief Executive Officer, Austen Lambrecht, and to the Company’s former Chief Executive Officer, Greg Lambrecht as Compensation for Services. A nominal value was recorded for the fair value of the Series B shares issued. On June 14, 2024, Gregory Lambrecht, gifted 60 shares of the Company’s Series B Preferred Stock to Austen Lambrecht.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $8,727 and $6,346 at September 30, 2024 and December 31, 2023, respectively.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

During the nine months ended September 30, 2024, the Company borrowed $270,000 in a series of cash payments from the Company’s former CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on March 15, 2025. The promissory note totals $1,220,550 at September 30, 2024.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $8,727 and $6,346 at September 30, 2024 and December 31, 2023, respectively.

Convertible Notes Payable

From January 19, 2024, to August 19, 2024, the Company issued seven notes payable. Six of the Notes, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.  For one of the Notes, the holder may convert after 180 days of the Note issuance date; the conversion right starts on October 1, 2024.  Pursuant to the Company’s contract ordering policy, the conversion features derivative liabilities were initially valued at $123,280 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $123,280.

The Notes have maturity dates ranging from November 2024 to May 2025 and carry interest rates ranging from 8% to 13%.

For one of the Notes which is convertible after 180 days from issuance or upon an event of default, the conversion rate shall be 65% of the Market Price with the Market Price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days. For six of the Notes, which are convertible only after an Event of Default, the conversion rate shall be 70% of the market price with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days.

During the nine months ended September 30, 2024, the Company made payments on convertible notes payable and a note payable, resulting in a settlement of derivative liabilities totaling $173,273. Additionally, the Company issued 3,626,643 common shares for the conversion of  notes payable with principal and accrued interest totaling $79,577, resulting in a settlement of derivative liabilities totaling $14,622.  The total $187,895 is included as a debt extinguishment gain in the statement of operations. The loss on extinguishment related to conversion of the $79,577 debt with a fair value of common shares issued of $164,893 was $85,316.  The above $187,895 gain and $85,316 loss resulted in a net gain on extinguishment of $102,579 as reflected in the statement of operations for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company amortized $292,470 of debt discount resulting in an unamortized debt discount of $108,262 and carrying value of $249,008 as of September 30, 2024. Accrued interest as of September 30, 2024 was $52,884.

Convertible notes value as of September 30, 2024 and December 31, 2024:

	September 30, 2024	December 31, 2023
Convertible notes	$357,270	$204,488
Unamortized discounts	(108,262)	(153,402)
Convertible notes, net	$249,008	$51,086

Scheduled maturities of debt remaining as of September 30, 2024 for each respective fiscal year end are as follows:

2024	$110,206
2025	1,531,070
Total	$1,641,276

NOTE 5 - CAPITAL STOCK

Capital Stock

As of September 30, 2024, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the nine months ended September 30, 2024, the Company issued 29,018,088 shares of its common stock, including:

-	11,061,800 shares of its common stock upon conversion of 442,472 shares of Class A preferred stock;
-	13,429,645 shares of its common stock for a total purchase price of $315,933, net of offering costs of $12,125;
-	900,000 shares of its common stock for various services provided, valued at $43,400 based on the closing market price of the common shares on the grant dates;
-

3,626,643 shares of its common stock with a fair value of $164,893 based on the closing market price on the conversion dates upon conversion of convertible notes and accrued interest in the amount of $79,577, resulting in net loss on debt extinguishment of $85,316.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the nine months ended September 30, 2024, a total of 4,040,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $2,990,000 based on an assumed conversion at a 25 common shares for 1 preferred share ratio of the Class A preferred stock for common shares and the approximate $0.029 closing market price of the common shares on the date of grant.

During the nine months ended September 30, 2024, 442,472 shares of Class A preferred stock were converted into 11,061,800 common shares.

As of September 30, 2024, the Company had 59,880,127 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

Ranking

The Class A preferred stock ranks, as to dividends and upon liquidation, senior and prior to the common stock of the Company.

Liquidation

In the event of liquidation, dissolution or winding up of the Company, the holders of the Class A preferred stock are entitled, out of the assets of the Company legally available for distribution, to receive, before any payment to the holders of shares of common stock or any other class or series of stock ranking junior, and amount per share equal to any dividends declared but unpaid thereon.

Voting

Each share of Class A preferred stock entitles the holder thereof to 50 votes on any matters requiring a shareholder vote of the Company.

Conversion

Each share of our Class A preferred stock is convertible into 25 shares of common stock at the option of the holder.

Series B Super Voting Preferred Stock

The Series B preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Series B Preferred Stock) and has a stated value of $0.0001 per share.

During the nine months ended September 30, 2024, a total of 90 shares of Class A preferred stock was issued to the two members of the Company’s Board of Directors. A nominal value was recorded for the fair value of the Series B shares issued.

As of September 30, 2024, the Company had 90 shares of Series B preferred stock outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after September 30, 2024 for items that would require adjustment to or disclosure in the accompanying condensed financial statements.

On November 1, 2024, the Company issued to Gregory Lambrecht, the Company’s former CEO and director, an Amended and Restated Promissory Note in the principal amount of $1,220,550 due to additional amounts loaned by Mr. Lambrecht.

Subsequent to September 30, 2024, the Company issued an aggregate of 8,000,000 shares of its common stock upon conversion of 320,000 shares of Class A preferred stock; 2,003,109 shares of its common stock for a total purchase price of $25,245; and 6,672,666 shares of common stock upon conversion of convertible notes principal of $45,140, accrued interest of $4,800 and fees of $5,250.

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

On April 30, 2024, we announced the completion of our second AI bot made for public companies. Chat IR is a bot made to go on public companies’ websites and answers questions about the company’s operations and disclosures.

We are focused on signing business to use the chatbot with a monthly recurring licensing fee model. We are using a combination of our website, online ads, and email campaigns targeted towards public companies, we have cultivated considerable interest in the Company and our AI Chatbot technology.

We are also using ISO’s or independent sales organizations to sell the Chatbot or include it in a package deal with their products. These ISO’s include but are not limited to IR Firms, Transfer Agents, Press Services, and Web Developers.

On September 4, 2024. we announced that we signed a nonbinding Letter of Intent (LOI) to acquire a strategic stake in Adnexus, a company at the forefront of Artificial Intelligence innovations in early drug discovery and infectious disease research.

Results from Operations – For the three months ended September 30, 2024, as compared to September 30, 2023

Net Revenue. For the three months ended September 30, 2024 and 2023, we generated revenues of $0 and $78, respectively.

Cost of Goods Sold. For the three months ended September 30, 2024 and 2023, cost of revenue was $0 and $0, respectively.

Gross Profit. As a result of the foregoing, we had a gross profit of $0 for the three months ended September 30, 2024, compared with a gross profit of $78 for the three months ended September 30, 2023.

Operating Expenses. For the three months ended September 30, 2024 and 2023, total operating expenses were $3,246,179 and $492,487, respectively. The increase was primarily due to stock-based compensation of approximately $2.99 million during the three months ended September 30, 2024; there was no such expense during the three months ended September 30, 2023.

Net Loss. For the three months ended September 30, 2024 and 2023, net loss was $3,569,636 and $566,308, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Results from Operations – For the nine months ended September 30, 2024, as compared to September 30, 2023

Net Revenue. For the nine months ended September 30, 2024 and 2023, we generated revenues from the sale of CBD products of $7,195 and $1,553, respectively. The Company will no longer be selling CBD products.

Cost of Goods Sold. For the nine months ended September 30, 2024 and 2023, cost of goods sold was $7,313 and $4,781, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $118 for the nine months ended September 30, 2024, compared with a gross loss of $3,228 for the nine months ended September 30, 2023.

Operating Expenses. For the nine months ended September 30, 2024 and 2023, total operating expenses were $3,932,839 and $1,245,514, respectively. The increase was primarily due to stock-based compensation of approximately $3 million during the nine months ended September 30, 2024; there was no such expense during the nine months ended September 30, 2023.

Net Loss. For the nine months ended September 30, 2024 and 2023, net loss was $4,195,265 and $1,392,683, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2024, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $710,699 for the nine months ended September 30, 2024, primarily as a result of our net loss of $4,195,265, change in fair value of derivative liabilities of $41,859, and gain on debt extinguishment of $102,579, offset by shares issued for services provided of $3,033,400 amortization of debt discount of $292,470, and net changes in operating assets and liabilities of $208,781.

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

Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2024.

Net cash used in investing activities during the nine months ended September 30, 2023, totaled $86,500. The Company made preliminary investments of $50,000 and $15,000 in two separate operating companies which were then subsequently written-off. The $21,500 in 2024 related to additional funds advanced to one of the target companies for which the Company has Notes Receivable which is has now been determined to be uncollectible.

Financing Activities

During the nine months ended September 30, 2024, our financing activities provided cash of $688,540, including $315,933 from the sale of our common stock, $419,500 in net proceeds from convertible notes, and $270,000 in proceeds from note payment to shareholder. These inflows were offset by the repayment of $316,893 in convertible notes.

During the nine months ended September 30, 2023, our financing activities provided cash of $607,500, including $412,500 from the sale of our common stock, $175,000 in net proceeds from convertible notes, and $20,000 in proceeds from note payment to shareholder.

Critical Accounting Policies and Estimates

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

Derivative Liabilities

The Company has certain financial instruments that are derivatives or contain embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

When a convertible note that contains a bi-furcated derivative is converted, it is not considered to be a convertible note for accounting purposes. Therefore, the Company will recognize a gain or loss on the conversion as a debt extinguishment gain or loss  based on the difference between the fair value of the shares issued and the book value of the debt converted.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all stock-based awards granted to employees, directors and non-employees to be measured at grant date fair value of the equity instrument issued and recognized as expense. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally equivalent to the vesting period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The measurement date for the non-forfeitable awards to non-employees that vest immediately is the date the award is granted.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Shares

During the quarter ended September 30, 2024, the Company issued 1,000,000 Class A Preferred shares to Venu Aravamudan, 1,000,000 Class A Preferred shares to Govindan Gowrishankar, and 2,000,000 Class A Preferred shares to Austen Lambrecht for services valued at $2,930,000.

Common Shares

On July 9, 2024, the Company sold 3,343,500 shares to GHS Investments LLC for $96,517.

On August 5, 2024, the Company sold 1,994,424 shares to GHS Investments LLC for $34,888.

On September 17, 2024, the Company sold 4,162,313 shares to GHS Investments LLC for $62,597.

Convertible Notes

On July 22, 2024, the Company issued a convertible note to 1800 Diagonal Lending LLC in the principal amount of $70,150.

On August 19, 2024, the Company issued a convertible note to 1800 Diagonal Lending LLC in the principal amount of $97,200.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. No commissions were paid in connection with the sales of the securities above.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

1606 Corp.

Dated: November 15, 2024	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

