Form 10-K
period 2024-12-31
1606 CORP.
filed 2025-03-31
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2024 was approximately $3,279,997. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 31, 2025 was 137,361,424

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

Item 1. Business.

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

In April of 2024, we debuted our Chatbot for the public company vertical, “IRChat.” IRChat is a chatbot that is able to go on a public company’s website and pull-down vital information for investors and shareholders. Examples of this vital information include SEC fillings, company updates and press releases, and general information on the company from its website.

In July of 2024, CEO, Greg Lambrecht stepped down and Austen Lambrecht was appointed by the board as the new CEO.

In September of 2024, we signed an LOI to acquire a minority equity position of Adnexus, an AI biotech company that specializes in the development of pharmaceuticals. Adnexus has been recognized for its groundbreaking work in leveraging AI to drive early drug discovery and develop critical treatments for infectious diseases including HIV and SARS-COV-2. As of the date hereof, the LOI has terminated and the Company and Adnexus have not closed the transaction although discussions are ongoing.

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

____________

1 https://www.fortunebusinessinsights.com/industry-reports/artificial-intelligence-market-100114

2 https://capitalixe.com/blog/cbd-merchant-account-rising-above-risk/

Products

We develop AI chatbot’s that are specifically designed to the industry and products for a retailer or brands. The bot is trained on industry specific questions and answers to give the most accurate information to customers’ inquiries in a conversational and natural style. The bot is also uploaded with the ability to recommend products by using the conversation and costumers input to drive to a tailed product recommendation. The chatbot is tailored to the CBD industry currently but can be programmed to accommodate any consumer facing industry.  We have also developed a chatbot for public companies called IRChat.

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

Employees

We have one full-time employee, which is our Chief Executive Officer, Austen Lambrecht. We retain the services of additional personnel on an independent contractor basis. We do not have any part-time employees, but we work with several consultants.

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

2024	High	Low
First Quarter	$0.230	$0.023
Second Quarter	$0.0847	$0.0235
Third Quarter	$0.0779	$0.0116
Fourth Quarter	$0.0299	$0.0058

2023	High	Low
First Quarter	$14.00	$0.0100
Second Quarter	$0.089	$0.0087
Third Quarter	$0.075	$0.0210
Fourth Quarter	$0.045	$0.0221

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

Holders

The number of shareholders of record of the Company's common stock as of March 31, 2025 was approximately 475. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

In addition, there were 58,911,559 shares of our Class A Convertible Preferred Stock outstanding, which were held by 12 record holders. Lastly, there were 90 shares of our Series B Super Voting Preferred Stock outstanding, which were held by one record holder.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock

On October 8, 2024, we issued 2,003,109 shares of Common Stock to GHS Investments, LLC (“GHS”) pursuant to the Equity Financing Agreement dated February 6, 2023 (the “EFA”).

On November 15, 2024, Asia Lambrecht purchased 1,066,667 shares of Common Stock for $8,000.

On December 20, 2024, we issued 2,963,111 shares of Common Stock to GHS pursuant to the EFA.

Conversions of Class A Preferred Stock

On October 24, 2024, Greg Lambrecht was issued 8,000,000 shares of Common Stock as a result of the conversion of 320,000 shares of Class A Preferred Stock.

Convertible Promissory Notes

On November 22, 2024, we issued a convertible promissory note to 1800 Diagonal, LLC in the principal amount of $97,200. Upon an “Event of Default,” as defined in the note, the note is convertible into Common Stock at 70% multiplied by the lowest trading price for the Common Stock during the 10 trading days prior to the Conversion Date (representing a discount rate of 30%) (subject to equitable adjustments by the borrower relating to the borrower’s securities or the securities of any subsidiary of the borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward- looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth under “Forward- Looking Statements.”

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

Results from Operations – For the year ended December 31, 2024, as compared to December 31, 2023

Net Revenue. For the year ended December 31, 2024 and 2023, we generated revenues from the sale of CBD products of $7,195 and $1,603, respectively. The Company will no longer be selling CBD products.

Cost of Goods Sold. For the year ended December 31, 2024 and 2023, cost of goods sold was $7,313 and $995, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $118 for the year ended December 31, 2024, compared with a gross profit of $608 for the year ended December 31, 2023.

Operating Expenses. For the year ended December 31, 2024 and 2023, total operating expenses were $4,138,157 and $1,620,580, respectively. The increase was primarily due to stock-based compensation of approximately $3 million during the year ended December 31, 2024; there was no such expense during the year ended December 31, 2023.

Net Loss. For the year ended December 31, 2024 and 2023, net loss was $4,514,971 and $1,580,733, respectively. The increase in net loss was primarily due to higher operating expenses as discussed above.

Liquidity and Capital Resources

As of December 31, 2024, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $890,986 for the year ended December 31, 2024, primarily as a result of our net loss of $4,514,971, change in fair value of derivative liabilities of $77,228, and gain on debt extinguishment of $37,461, offset by shares issued for services provided of $3,033,400 amortization of debt discount of $360,847, and net changes in operating assets and liabilities of $250,074.

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

Investing Activities

There was no cash used in investing activities during the year ended December 31, 2024.

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

Financing Activities

During the year ended December 31, 2024, our financing activities provided cash of $844,123, including $371,070 from the sale of our common stock, $494,500 in proceeds from convertible notes, and $415,000 in proceeds from note payable to shareholder. These inflows were offset by the repayment of $436,447 in convertible notes.

During the year ended December 31, 2023, our financing activities provided cash of $777,480, including $412,500 from the sale of our common stock, $245,000 in proceeds from convertible notes, and $215,500 in proceeds from note payable to shareholder. These inflows were offset by the repayment of $95,520 in convertible notes.

Critical Accounting Policies and Estimates

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Austen Lambrecht, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Lambrecht evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on his evaluation, Mr. Lambrecht concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2024, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position
Austen Lambrecht	27	Chief Executive Officer, Chief Financial Officer and Director
Govindan Gowrishankar	59	Director
Venu Aravamudan	60	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Our CEO and CFO

Austen Lambrecht started at Singlepoint working with the company in research and development with the solar and hemp subsidiaries in the last half of 2020. After the spinoff from Singlepoint, he worked under the CEO at 1606 Corp in business development and acquisition. Mr. Lambrecht has been the Vice President of Operations since June of 2021. His responsibilities include sales, marketing, and investor relations. Mr. Lambrecht attended the W.P. Carey School of Business at Arizona State University with a focus on Sports Business from 2016 to 2020. He is the son of our former CEO and CFO, Gregory Lambrecht.

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

Item 11. Executive Compensation.

The following table shows the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Total ($)
Austen Lambrecht	2024	111,414	(2)	1,480,000	(3)	1,591,414
Current Chief Executive Officer, Chief Financial Officer, and Director(1)	2023	17,643	(4)	1,575,001	(5)	1,592,644

Greg Lambrecht	2024	101,648	(7)	15,000	(8)	116,648
Former Chief Executive Officer, Chief Financial Officer, and Chairman(6)	2023	250,000	(9)	—		250,000

(1)	Effective May 28, 2024, Mr. Lambrecht was appointed as the Company’s Chief Executive Officer and Chief Financial Officer.

(2)	$76,119 of which was accrued and unpaid as of December 31, 2024.

(3)	During the year ended December 31, 2024, Mr. Lambrecht was awarded 2,010,000 shares of Class A Preferred.

(4)	$2,393 of which was accrued and unpaid as of December 31, 2023.

(5)	During the year ended December 31, 2023, Mr. Lambrecht was awarded 200,001 shares of Class A Preferred Stock.

(6)	Effective May 28, 2024, Mr. Lambrecht resigned as the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman.

(7)	$101,648 of which was accrued and unpaid as of December 31, 2024.

(8)	During the year ended December 31, 2024, Mr. Lambrecht was awarded 10,000 shares of Class A Preferred Stock.

(9)	$250,000 of which was accrued and unpaid as of December 31, 2023.

Current CEO/CFO Employment Agreement

On February 28, 2024, we entered into an Employment Agreement with Austen Lambrecht, our former Vice President and current CEO. The term of the agreement is three years from the effective date and will renew for six month periods automatically unless terminated by either party providing 90 days of prior written notice or for “Cause,” as defined in the agreement. Pursuant to the agreement, Mr. Lambrecht is entitled to an annual salary of $97,000. Mr. Lambrecht is also entitled to a bonus as determined by our Board of Directors, healthcare (once established by the Company), reimbursement of expenses, and 20 vacation days per year. Also, as an inducement to enter into the agreement, Mr. Lambrecht was awarded 30 shares of Series B Preferred Stock.

Former CEO/CFO Employment Agreement

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

On May 28, 2024, Mr. Lambrecht resigned from all positions within the Company and the new Employment Agreement was terminated.

Director Compensation

The following table shows the compensation awarded to, earned by, or paid to our directors who were not named executive officers for the year ended December 31, 2024.

Name and Principal Position	Year	Stock Awards ($)		Total ($)
Govindan Gowrishankar, Director	2024	$747,500	(1)	747,500

Venu Aravamudan, Director	2024	$747,500	(2)	$747,500

(1)	During the year ended December 31, 2024, Mr. Gowrishankar was awarded 1,010,000 shares of Class A Preferred Stock.

(2)	During the year ended December 31, 2024, Mr. Aravamudan was awarded 1,010,000 shares of Class A Preferred Stock.

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

Insider Trading Policy

Due to limited resources and the small number of our management, we do not have an insider trading policy.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is management’s duty to approve ordinary course annual equity grants during a scheduled meeting held each year. At this meeting, management is to approve each named executive officer’s annual equity award, if any. At this time, we do not currently anticipate granting stock options to any of our named executive officers. We do not schedule our equity grants in anticipation of the release of material, non-public information, nor do we time the release of material nonpublic information based on equity grant dates.

Equity Compensation Plan Information

We have not adopted an Equity Compensation Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 31, 2025, certain information concerning the beneficial ownership of our capital stock, including our common stock, Class A Convertible Preferred Stock, and Series B Preferred Stock, by:

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

Our calculation of the percentage of beneficial ownership prior to this offering is based on 137,361,424 shares of common stock outstanding as of March 31, 2025, we also have 58,911,559 shares of Class A Preferred Stock and 90 shares of Series B Preferred Stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock	Shares of Class A Preferred Stock	Percentage of Class A Preferred Stock	Shares of Series B Preferred Stock	Percentage of Series B Preferred Stock	Voting Percentage
Gregory Lambrecht, former CEO	0	-%	5,217,971	8.76%	-	-	*
Austen Lambrecht, current CEO	0	-	15,958,767	26.79%	90	100%	100%
Govindan Gowrishankar, director	1,000,000	*	3,970,001	6.66%	-	-	*
Venu Aravamudan, director	1,045,000	*	1,045,001	1.75%	-	-	*
Officers and Directors as a Group (4 individuals)	2,045,000	1.70%	26,551,740	43.97%	90	100%	100%

_________

* Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” above.

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

During the years ended December 31, 2024 and 2023, the Company borrowed $415,000 and $215,500, respectively, in a series of cash payments from the Company’s former CEO in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,365,550 at December 31, 2024.

During the year ended December 31, 2023, a total of 200,001 shares of Class A Preferred Stock were issued to our current CEO, Austen Lambrecht, the son of Greg Lambrecht, our former Chief Executive Officer. In addition, one share of Class A Preferred Stock was issued to Greg Lambrecht and each of the two other members of the Company’s Board of Directors for services provided.

On September 19, 2024, the Board of Directors approved the award of 2,000,000 shares of Class A Preferred Stock to Austen Lambrecht and 1,000,000 shares of Class A Preferred Stock to each of Govindan Gowrishankar and Venu Aravamudan for director services provided.

During the year ended December 31, 2024, a total of 90 shares of Series B preferred stock was issued to the Company’s Chief Executive Officer, Austen Lambrecht, and to the Company’s former Chief Executive Officer, Greg Lambrecht as Compensation for Services. On June 14, 2024, Gregory Lambrecht, gifted 60 shares of the Company’s Series B Preferred Stock to Austen Lambrecht.

During the year ended December 31, 2024, a total of 4,040,000 shares of Class A convertible preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $2,990,000 based on an assumed conversion at a 1-for-25 ratio of the Class A preferred stock for common shares and the closing market price of $0.029 of the common shares on the date of grant.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $9,527 and $6,346 at December 31, 2024 and December 31, 2023, respectively.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees & Services	2024	2023
Audit Fees - Turner	$95,900	$53,015
Audit Fees – Salberg	47,500	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$143,400	$53,015

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

There were no such services by our principal accountants in 2024 or 2023.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services.

There were no such services by our principal accountant in 2024 or 2023.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant in 2024 or 2023.

PART IV

Item 15. Exhibits and Financial Schedules.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-258912	3.1	8/19/21
3.2	Bylaws	S-1	333-258912	3.3	8/19/21
3.3	Certificate of Designation for Class A Preferred Stock	S-1	333-258912	3.2	8/19/21
3.4	Certificate of Designation for Series B Preferred Stock	8-K	000-56467	3.1	3/4/24
4.1	Amended and Restated Promissory Note Issued to Gregory Lambrecht on December 31, 2024	8-K	000-56467	4.1	1/20/25
10.1*	Employment Agreement between 1606 Corp. and Greg Lambrecht dated May 10, 2021	S-1	333-258912	10.1	8/19/21
10.2	Asset Purchase Agreement between 1606 Corp. and Singlepoint Inc. dated June 15, 2021	S-1	333-258912	10.2	8/19/21
10.3	Stock Purchase Agreement between 1606 Corp. and Asia Lambrecht dated April 28, 2021	S-1/A	333-258912	10.3	11/23/21
10.4	Stock Purchase Agreement between 1606 Corp. and Austen Lambrecht dated April 28, 2021	S-1/A	333-258912	10.4	11/23/21
10.5	Stock Purchase Agreement between 1606 Corp. and Heather McCulley dated April 28, 2021	S-1/A	333-258912	10.5	11/23/21
10.6	Equity Financing Agreement with GHS Investments, LLC	8-K	000-56467	10.6	2/14/23
10.7	Registration Rights Agreement with GHS Investments, LLC	8-K	000-56467	10.7	2/14/23
10.8	Membership Purchase Agreement	S-1/A	333-270963	10.8	7/7/23
10.9*	Employment Agreement dated February 20, 2024 with Gregory Lambrecht	10-K	000-56467	10.9	4/17/24
10.10*	Employment Agreement dated February 20, 2024 with Austen Lambrecht	10-K	000-56467	10.10	4/17/24
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).					X

________________

*	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 Corp.

Dated: March 31, 2025	By:	/s/ Austen Lambrecht
Austen Lambrecht, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Austen Lambrecht	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2025
Austen Lambrecht	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Govindan Gowrishankar	Director	March 31, 2025
Govindan Gowrishankar

/s/ Venu Aravamudan	Director	March 31, 2025
Venu Aravamudan

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

1606 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 1606 Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

March 31, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor from 2021 to 2024.

Dallas, Texas

April 16, 2024

1606 CORP.

BALANCE SHEETS

	December 31,	December 31,
Assets	2024	2023
Current Assets
Cash	$2,078	$48,941
Accounts receivable	-	3,600
Notes receivable	-	21,500
Inventory	-	72,853
Prepaids & other current assets	8,062	1,444
Total Current Assets	10,140	148,338

Total Assets	$10,140	$148,338

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$499,231	$295,041
Accrued interest	48,486	10,086
Note payable to related party	63,456	63,456
Convertible notes, net of discount	188,306	51,086
Derivative liability	40,603	193,026
Note payable to related party shareholder	1,365,550	950,550
Total Current Liabilities	2,205,632	1,563,245
Total Liabilities	2,205,632	1,563,245
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares designated; 59,560,127 and 56,282,599 shares issued and outstanding, respectively	5,956	5,628
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares designated; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 112,711,945 and 58,582,469 shares issued and outstanding, respectively	11,270	5,858
Additional Paid-in Capital	4,724,284	995,638
Accumulated Deficit	(6,937,002)	(2,422,031)
Total Stockholders’ Deficit	(2,195,492)	(1,414,907)
Total Liabilities and Stockholders’ Deficit	$10,140	$148,338

 The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Revenue, net of discounts	$7,195	$1,603

Cost of goods sold	7,313	995

Gross profit (loss)	(118)	608

Operating Expenses
Selling, general and administrative	4,116,657	1,555,580
Write-off of notes receivable and investments	21,500	65,000
Total operating expenses	4,138,157	1,620,580

Operating loss	(4,138,275)	(1,619,972)

Other Income (Expenses)
Interest expense	(491,385)	(153,520)
Gain on debt extinguishment	37,461	-
Change in fair value of derivative liabilities	77,228	192,759
Total other expenses	(376,696)	39,239

Loss from operations before income taxes	(4,514,971)	(1,580,733)

Provision for income taxes	-	-

Net Loss	$(4,514,971)	$(1,580,733)

Net loss per share – basic and diluted	$(0.06)	$(0.03)

Weighted average common shares – basic and diluted	78,193,535	47,322,946

The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2023	Class A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	56,635,000	$5,663	-	$-	37,428,394	$3,742	$236,842	$(841,298)	$(595,051)
Share conversions	(552,405)	(55)	-	-	13,810,125	1,381	(1,326)	-	-
Preferred stock issued for services	200,004	20	-	-	-	-	109,982	-	110,002
Common stock issued for cash	-	-	-	-	825,000	83	412,417	-	412,500
Common stock issued for services	-	-	-	-	6,518,950	652	177,892	-	178,544
Settlement of derivative liability	-	-	-	-	-	-	59,831	-	59,831
Net loss	-	-	-	-	-	-	-	(1,580,733)	(1,580,733)
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)

Year Ended December 31, 2024	Class A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(762,472)	(76)	-	-	19,061,800	1,906	(1,830)	-	-
Preferred stock issued for services	4,040,000	404	90	-	-	-	2,989,596	-	2,990,000
Common stock issued for cash, net of offering cost	-	-	-	-	19,462,532	1,946	369,124	-	371,070
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued upon note conversions	-	-	-	-	14,705,144	1,470	328,446	-	329,916
Net loss	-	-	-	-	-	-	-	(4,514,971)	(4,514,971)
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)

The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,514,971)	$(1,580,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	3,033,400	288,546
Amortization of debt discount	360,847	119,324
Change in fair value of derivative liabilities	(77,228)	(192,759)
Gain on debt extinguishment	(37,461)	-
Financing cost	-	200,616
Write-off of notes receivable and investments	21,500	65,000
Inventory write-off	72,853	-
Changes in operating assets and liabilities:
Accounts receivable	3,600	(3,600)
Inventory	-	40,321
Prepaids & other current assets	(6,618)	12,133
Accounts payable and accrued liabilities	204,190	269,852
Accrued interest	48,902	34,196
Net cash used in operating activities	(890,986)	(747,104)

Cash Flows from Investing Activities
Increase in operating companies	-	(65,000)
Investment in note receivable	-	(21,500)
Net cash used in investing activities	-	(86,500)

Cash Flows from Financing Activities
Proceeds from note payable to shareholder	415,000	215,500
Proceeds from convertible notes	494,500	245,000
Repayment of convertible notes	(436,447)	(95,520)
Proceeds from sale of common stock	371,070	412,500
Net cash provided by financing activities	844,123	777,480

Net increase (decrease) in cash	(46,863)	(56,124)

Cash, beginning of year	48,941	105,065

Cash, end of year	$2,078	$48,941

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$147,805	$141,231
Settlement of derivative liability	$-	$59,831
Conversion of loans and accrued interest into common stock	$144,377	$-

 The accompanying notes are an integral part of these audited financial statements.

1606 Corp.

Notes to Financial Statements

December 31, 2024 and 2023

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

Business

The Company is an AI  company specializing in building and merchandizing  AI Chatbot ‘s for the CBD industry and AI Chatbots for public companies.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates in the accompanying financial statements include valuation of notes receivable, valuation of inventory, valuation of derivative liabilities, valuation of stock-based costs, and valuation of deferred tax assets.

Reclassifications

The Company reclassified certain interest expenses of $153,520 from operating expenses to other expenses for the year ended December 31, 2023, to conform to the 2024 presentation. There was no net effect on the total expenses of such reclassification.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At December 31, 2024 and December 31, 2023, the allowance for doubtful accounts balance is $0.

Inventory

Inventories were valued at the lower of cost or net realizable value, and consisted primarily of finished hemp products. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence, or shelf-life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand and the risk of technological or competitive obsolescence for products. To the extent that management determines there is excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value of this inventory to the lower of cost or net realizable value. During the year ended December 31, 2024, the Company wrote off inventory in the amount of $72,853 which is included in operating expenses, since the Company will no longer be selling CBD products.

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

When a convertible note that contains a bi-furcated derivative is converted, it is not considered to be a convertible note for accounting purposes. Therefore, the Company will recognize a gain or loss on the conversion as a debt extinguishment gain or loss  based on the difference between the fair value of the shares issued and the carrying value of the debt converted.

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

Revenue Recognition

The Company, which has adopted ASC 606 “Revenue from Contracts with Customers”, historically derived its revenues primarily from the sale of hemp products at a point in time. Revenues are recognized when control of these products is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, the Company's performance obligations have been met and collection is probable. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Any shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

BOT Revenue

In addition to hemp product sales, the Company plans to generate revenue from its BOT services. BOT and related revenue is recognized over time as services are rendered to customers in accordance with the contractual terms. Revenue is measured based on the transaction price specified in the contract, net of discounts and other adjustments. The Company assesses the progress toward completion using an input or output method, as appropriate, to determine the amount of revenue recognized during the reporting period. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

Disaggregation of Revenue and Revenue Concentration

All revenue is derived from consulting services to one potential BOT customer. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share were 1,489,003,175  related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At December 31, 2024 and December 31, 2023, 112,711,945 and 58,582,469 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for years then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2024, or 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2024 and 2023:

Balance - December 31, 2022	$-
Additions	445,616
Settlements	(59,831)
Change in fair value	(192,759)
Balance - December 31, 2023	$193,026

Balance - December 31, 2023	$193,026
Additions	147,805
Gain on debt extinguishment	(223,000)
Change in fair value	(77,228)
Balance – December 31, 2024	$40,603

During 2023, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

Settlements of derivative liabilities are the result of conversions or repayments of the underlying note payable agreements. The fair value of the bifurcated derivative related to the amounts converted or repaid are included in the (gain) loss on debt extinguishment in the accompanying condensed statement of operations.

At December 31, 2024, and for year then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0084 to $0.0632; risk-free interest rates ranging from 4.20% to 5.16%; expected volatility of the Company’s common stock ranging from 110% to 183% based on the volatility of the Company and comparable publicly traded entities; and exercise prices ranging from $0.0051 to $0.0371; terms of three to twelve months; and an expected probability of occurrence of note default of 10%.

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

Segment reporting

The Company operates as a single operating segment technology-based company that is developing a chatbot using AI technology to be placed on CBD retailers’ and brands’ websites. Per ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated balance sheets and statements of operations and notes to consolidated financial statements.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Revenue, net of discounts	$7,195	$1,603
Cost of goods sold	7,313	995
Gross profit (loss)	(118)	608
Less segment expenses:
Selling, general and administrative	4,116,657	1,555,580
Write-off of notes receivable and investments	21,500	65,000
Operating loss	(4,138,275)	(1,619,972)
Plus:
Interest expense	(491,385)	(153,520)
Gain on debt extinguishment	37,461	-
Change in fair value of derivative liabilities	77,228	192,759
Segment Net loss	$(4,514,971)	$(1,580,733)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, "Income Taxes." Under this guidance, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are evaluated for realizability and reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

During the year ended December 31, 2024, a total of 4,040,000 shares of Class A convertible preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $2,990,000 based on an assumed conversion at a 1-for-25 ratio of the Class A preferred stock for common shares and the closing market price of $0.029 of the common shares on the date of grant.

During the year ended December 31, 2024, a total of 90 shares of Series B super voting preferred stock was issued to the Company’s Chief Executive Officer, Austen Lambrecht, and to the Company’s former Chief Executive Officer, Greg Lambrecht as Compensation for Services. A nominal value was recorded for the fair value of the Series B shares issued. On June 14, 2024, Gregory Lambrecht, gifted 60 shares of the Company’s Series B Preferred Stock to Austen Lambrecht.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $9,527 and $6,346 at December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company borrowed $415,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,365,550 at December 31, 2024.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

During the year ended December 31, 2024, the Company borrowed $415,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,365,550 at December 31, 2024.

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $9,527 and $6,346 at December 31, 2024 and December 31, 2023, respectively.

Convertible Notes Payable and Derivatives

From January 19, 2024, to November 22, 2024, the Company issued eight notes payable for the total principal of $640,750 and net proceeds of $494,500 after OID discounts of $97,750 and fees of $48,500 which, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion features were valued at $147,805 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $147,805.

The Notes have maturity dates ranging from November 30, 2024 to August 30, 2025 and carry interest rates ranging from 12% to 13%, except for one note for $60,000 which is at 8%. The notes with one of the lenders have cross default provisions only between the notes of that lender. No cross default occurred in 2024.

For one of the Notes which is convertible after 180 days from issuance or upon an event of default, the conversion rate shall be 65% of the Market Price with the Market Price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days. For seven of the Notes, which are convertible only after an Event of Default, the conversion rate shall be 70% of the market price with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days.

During the year ended December 31, 2024, the Company made payments on and had conversions of convertible notes payable and a note payable, resulting in a gain on debt extinguishment from settlement of derivative liabilities totaling $223,000. Additionally, the Company issued 14,705,144 common shares for the conversion of notes payable with principal and accrued interest totaling $144,377, resulting in a loss on debt extinguishment totaling $185,539. The above $223,000 gain and $185,539 loss resulted in a net gain on extinguishment of $37,461 as reflected in the statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company amortized $360,847 of debt discount resulting in an unamortized debt discount of $86,608 and carrying value of $188,306 as of December 31, 2024. Accrued interest as of December 31, 2024 was $48,486.

Convertible notes value as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Convertible notes	$274,914	$204,488
Unamortized discounts	(86,608)	(153,402)
Convertible notes, net	$188,306	$51,086

Scheduled maturities of the above related party and convertible notes debt remaining as of December 31, 2024 for each respective fiscal year end are as follows:

2024	$63,456
2025	1,640,466
Total	$1,703,922

NOTE 5 - CAPITAL STOCK

Capital Stock

As of December 31, 2024, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the year ended December 31, 2024, the Company issued 54,129,476 shares of its common stock, including:

-	19,061,800 shares of its common stock upon conversion of 762,472 shares of Class A preferred stock;
-	19,462,532 shares of its common stock for a total purchase price of $371,070, net of offering costs of $14,175;
-	900,000 shares of its common stock for various services provided, valued at $43,400 based on the closing market price of the common shares on the grant dates;
-

14,705,144 shares of its common stock with a fair value of $329,916 based on the closing market price on the conversion dates upon conversion of convertible notes and accrued interest in the amount of $144,377, resulting in a loss on debt extinguishment of $185,539.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the year ended December 31, 2024, a total of 4,040,000 shares of Class A preferred stock was issued to the members of the Company’s Board of Directors for services provided. The value of all these shares was determined to be $2,990,000 based on an assumed conversion at a 25 common shares for 1 preferred share ratio of the Class A preferred stock for common shares and the approximate $0.029 closing market price of the common shares on the date of grant.

During the year ended December 31, 2024, 762,472 shares of Class A preferred stock were converted into 19,061,800 common shares.

As of December 31, 2024, the Company had 59,560,127 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

During the year ended December 31, 2024, a total of 90 shares of Class A preferred stock was issued to the two members of the Company’s Board of Directors. A nominal value was recorded for the fair value of the Series B shares issued.

As of December 31, 2024, the Company had 90 shares of Series B preferred stock outstanding.

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

Effective May 28, 2024, Gregory Lambrecht resigned as the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company and the Employee Agreement was terminated.

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

NOTE 7 – INCOME TAXES

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

The components of income tax expense for the years ended December 31, 2024 and 2023, consist of the following:

	2024	2023
Federal tax statutory rate	21.0%	21.0%
Permanent differences	-%	-%
Valuation allowance	(21.0)%	(21.0)%
Effective rate	-%	-%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$769,031	$537,032
Total deferred tax asset	769,031	537,032
Valuation allowance	(769,031)	(537,032)
Net deferred tax assets	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company issued an aggregate of 16,214,200 shares of its common stock upon conversion of 648,568 shares of Class A preferred stock.

Additionally, the Company issued 8,435,279 shares of its common stock for a total purchase price of $40,337.

On March 4, 2025, the Company issued a convertible note payable for the total principal of $85,050. The note has a maturity date of December 15, 2025, and carries an interest rate of 8%. The note is convertible only after 180 days and the conversion rate shall be 75% of the market price with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days.

