Form 10-Q
period 2025-06-30
1606 CORP.
filed 2025-08-11
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2025, the Company had 169,733,893 outstanding shares of its common stock, par value $0.0001.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	June 30,
	2025 (Unaudited)	December 31, 2024
Current Assets
Cash	$1,863	$2,078
Prepaids & other current assets	24,901	8,062
Total Current Assets	26,764	10,140

Total Assets	$26,764	$10,140

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$567,969	$499,231
Accrued interest	19,618	48,486
Note payable to related party	63,456	63,456
Convertible notes, net of discount	55,459	188,306
Derivative liability	123,562	40,603
Note payable to shareholder	1,739,550	1,365,550
Total Current Liabilities	2,569,614	2,205,632
Total Liabilities	2,569,614	2,205,632

Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares authorized; 58,237,951 and 59,560,127 shares issued and outstanding, respectively	5,824	5,956
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares authorized; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 164,261,130 and 112,711,945 shares issued and outstanding, respectively	16,425	11,270
Additional Paid-in Capital	4,790,353	4,724,284
Accumulated Deficit	(7,355,452)	(6,937,002)
Total Stockholders’ Deficit	(2,542,850)	(2,195,492)
Total Liabilities and Stockholders’ Deficit	$26,764	$10,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue, net of discounts	$-	-	$-	$7,195

Cost of goods sold	-	-	-	7,313

Gross profit (loss)	-	-	-	(118)

Operating Expenses
Selling, general and administrative	117,084	288,739	291,316	686,660
Total operating expenses	117,084	288,739	291,316	686,660

Operating loss	(117,084)	(288,739)	(291,316)	(686,778)

Other Income (Expenses)
Interest expense	(63,121)	(128,435)	(125,175)	(308,424)
Gain on debt extinguishment	22,011	-	47,046	-
Initial derivative expense	-	-	(142,726)	-
Change in fair value of derivative liabilities	(51,917)	77,982	93,721	369,573
Total other income (expenses)	(93,027)	(50,453)	(127,134)	61,149

Loss from operations before income taxes	(210,111)	(339,192)	(418,450)	(625,629)

Provision for income taxes	-	-	-	-

Net Loss	$(210,111)	$(339,192)	$(418,450)	$(625,629)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares – basic and diluted	144,333,872	50,843,473	134,289,887	52,962,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2024	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(402,472)	(39)	-	-	10,061,800	1,005	(966)	-	-
Common stock issued for cash	-	-	-	-	3,929,408	393	124,613	-	125,006
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued note conversion	-	-	-	-	2,071,713	208	40,729	-	40,937
Preferred stock issued for services	40,000	4	90	-	-	-	59,996	-	60,000
Settlement of derivative liability	-	-	-	-	-	-	(151,440)	-	(151,440)
Net loss	-	-	-	-	-	-	-	(625,629)	(625,629)
Balance as of June 30, 2024	55,920,127	$5,593	90	$-	75,545,390	$7,554	$1,111,880	$(3,047,660)	$(1,922,633)

Six Months Ended June 30, 2025	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)
Share conversions	(1,322,176)	(132)	-	-	33,054,400	3,305	(3,173)	-	-
Common stock issued for cash	-	-	-	-	18,494,785	1,850	69,242	-	71,092
Net loss	-	-	-	-	-	-	-	(418,450)	(418,450)
Balance as of June 30, 2025	58,237,951	$5,824	90	$-	164,261,130	$16,425	$4,790,353	$(7,355,452)	$(2,542,850)

Three Months Ended June 30, 2024	Class A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	56,207,827	$5,621	90	$-	65,881,177	$6,588	$1,084,916	$(2,708,468)	$(1,611,343)
Share conversions	(287,700)	(28)	-	-	7,192,500	718	(690)		-
Common stock issued for services	-	-	-	-	400,000	40	13,360	-	13,400
Common stock issued for note conversion	-	-	-	-	2,071,713	208	40,729	-	40,937
Settlement of derivative liability	-	-	-	-	-	-	(26,435)	-	(26,435)
Net loss	-	-	-	-	-	-	-	(339,192)	(339,192)
Balance as of June 30, 2024	55,920,127	$5,593	90	$-	75,545,390	$7,554	$1,111,880	$(3,047,660)	$(1,922,633)

Three Months Ended June 30, 2025	Class A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2025	58,911,559	$5,891	90	$-	139,620,930	$13,961	$4,771,935	$(7,145,341)	$(2,353,554)
Share conversions	(673,608)	(67)	-	-	16,840,200	1,684	(1,617)	-	-
Common stock issued for cash	-	-	-	-	7,800,000	780	20,035	-	20,815
Net loss	-	-	-	-	-	-	-	(210,111)	(210,111)
Balance as of June 30, 2025	58,237,951	$5,824	90	$-	164,261,130	$16,425	$4,790,353	$(7,355,452)	$(2,542,850)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(418,450)	$(625,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	-	103,400
Amortization of debt discount	116,775	217,628
Change in fair value of derivative liabilities	(93,721)	(369,573)
Gain on debt extinguishment	(47,046)	-
Initial derivative expense	142,726	-
Changes in operating assets and liabilities:
Accounts receivable	-	838
Inventory	-	84
Prepaids & other current assets	(16,839)	(22,185)
Accounts payable and accrued liabilities	68,738	199,727
Accrued interest	(28,868)	48,676
Net cash used in operating activities	(276,685)	(447,034)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net Increase in note payable to shareholder	374,000	270,000
Proceeds from convertible notes	76,000	289,500
Repayment of convertible notes	(244,622)	(211,409)
Proceeds from sale of common stock	71,092	125,006
Net cash provided by financing activities	276,470	473,097

Net increase (decrease) in cash	(215)	26,063

Cash, beginning of period	2,078	48,941

Cash, end of period	$1,863	$75,004

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$81,000	$87,627
Settlement of derivative liability	$-	$151,440
Common stock issued note conversion	$-	$40,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

June 30, 2025

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of June 30, 2025, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At June 30, 2025 and December 31, 2024, the allowance for credit losses balance is $0.

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

BOT Revenue

The Company plans to generate revenue from its BOT services. BOT and related revenue are recognized over time as services are rendered to customers in accordance with the contractual terms. Revenue is measured based on the transaction price specified in the contract, net of discounts and other adjustments. The Company assesses the progress toward completion using an input or output method, as appropriate, to determine the amount of revenue recognized during the reporting period. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

Disaggregation of Revenue and Revenue Concentration

All revenue during the six months ended June 30, 2024 is derived from consulting services to one potential BOT customer. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

Cost of Goods Sold and Selling, General and Administrative Expenses

Costs associated with the production and procurement of CBD products were included in cost of goods sold, including shipping and handling costs such as inbound freight costs, purchasing, and receiving costs, inspection costs and other product procurement related charges. All other expenses are included in selling, general and administrative expenses, as the predominant expenses associated therewith are general and administrative in nature.

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025, and 2024 was 1,455,948,775 and 1,398,003,175, respectively, related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At June 30, 2025 and 2024, 164,261,130 and 75,545,390 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for periods then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2025, or 2024. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the period ended June 30, 2025:

Balance - December 31, 2024	$40,603
Additions	223,726
Settlements	(47,046)
Change in fair value	(93,721)
Balance – June 30, 2025	$123,562

During the three months ended March 31, 2025 and six months ended June 30, 2025, there was an initial derivative fair value for a new convertible note of $223,726, which was allocated $81,000 to debt discount and $142,726 to initial derivative expense.

During 2024 and 2025, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

Settlements of derivative liabilities are the result of conversions or repayments of the underlying note payable agreements. The fair value of the bifurcated derivative related to the amounts converted or repaid are included in the (gain) loss on debt extinguishment in the accompanying condensed statement of operations.

At June 30, 2025, and for period then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0046 to $0.0108; risk-free interest rates ranging from 4.31% to 4.45%; expected volatility of the Company’s common stock ranging from 152% to 199% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0024 to $0.0061; terms of one to four months; and an expected probability of occurrence of note default of 10%.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Revenue, net of discounts	$-	$7,195
Cost of goods sold	-	7,313
Gross profit (loss)	-	(118)
Less segment expenses:
Selling, general and administrative	291,316	686,660
Operating loss	(291,316)	(686,778)
Plus:
Interest expense	(125,175)	(308,424)
Gain on debt extinguishment	47,046	-
Initial derivative expense	(142,726)	-
Change in fair value of derivative liabilities	93,721	369,573
Segment Net loss	$(418,450)	$(625,629)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $11,100  and $9,527 at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Company borrowed $399,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,739,550 at June 30, 2025.

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $11,100 and $9,527 at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Company borrowed $399,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,739,550 at June 30, 2025.

Convertible Notes Payable and Derivatives

At June 30, 2025, the Company had two notes payable outstanding, which, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.

The Notes have maturity dates ranging from August 30, 2025 to December 15, 2025 and carry interest rates ranging from 8% to 13%. The notes with the lenders have cross default provisions only between the notes of that lender. No cross default occurred in 2025 or 2024.

For one of the Notes which is convertible after 180 days from issuance or upon an event of default, the conversion rate shall be 75% of the Market Price with the Market Price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days. For the other note, which is convertible only after an Event of Default, the conversion rate shall be 70% of the market price with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days.

On March 4, 2025, the Company issued a note payable which contained a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $223,726 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $81,000.

During the six months ended June 30, 2025, the Company made principal payments of $244,622 on convertible notes payable, resulting in a gain on debt extinguishment from settlement of derivative liabilities totaling $47,046.

During the six months ended June 30, 2025, the Company amortized $116,773 of debt discount resulting in an unamortized debt discount of $59,885 as of June 30, 2025. Accrued interest as of June 30, 2025 was $19,618.

Convertible notes value as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Convertible notes	$115,344	$274,914
Unamortized discounts	(59,885)	(86,608)
Convertible notes, net	$55,459	$188,306

Scheduled maturities of the above related party and convertible notes debt remaining as of June 30, 2025 for each respective fiscal year end are as follows:

2025	1,918,350
Total	$1,918,350

NOTE 5 - CAPITAL STOCK

Capital Stock

As of June 30, 2025, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the six months ended June 30, 2025, the Company issued 51,549,185 shares of its common stock, including:

-	33,054,400 shares of its common stock upon conversion of 1,322,176 shares of Class A preferred stock;
-	18,494,785 shares of its common stock for a total purchase price of $75,192, net of offering costs of $4,100.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the six months ended June 30, 2025, 1,322,176 shares of Class A preferred stock were converted into 33,054,400 common shares.

As of June 30, 2025, the Company had 58,237,951 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

As of June 30, 2025, the Company had 90 shares of Series B preferred stock outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward- looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report, including those set forth under “Forward- Looking Statements.”

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

On September 4, 2024, we announced that we signed a nonbinding Letter of Intent (LOI) to acquire a strategic stake in Adnexus, a company at the forefront of Artificial Intelligence innovations in early drug discovery and infectious disease research. This LOI has expired and the Company has no plans to move forward.

Results from Operations – For the three months ended June 30, 2025, as compared to June 30, 2024

Net Revenue. For the three months ended June 30, 2025 and 2024, we generated no revenue.

Cost of Goods Sold. For the three months ended June 30, 2025 and 2024, there were no cost of goods sold.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the three months ended June 30, 2025 and 2024.

Operating Expenses. For the three months ended June 30, 2025 and 2024, total operating expenses were $117,084 and $288,739, respectively. The decrease was primarily due to decrease in professional fees.

Net Loss. For the three months ended June 30, 2025 and 2024, net loss was $210,111 and $339,192, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Results from Operations – For the six months ended June 30, 2025, as compared to June 30, 2024

Net Revenue. For the six months ended June 30, 2025, we generated no revenue. For the six months ended June 30, 2024, we generated revenue of $7,195 from consulting services to one potential BOT customer.

Cost of Goods Sold. For the six months ended June 30, 2025 and 2024, cost of goods sold was $0 and $7,313, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the six months ended June 30, 2025, compared with a gross loss of $118 for the six months ended June 30, 2024.

Operating Expenses. For the six months ended June 30, 2025 and 2024, total operating expenses were $291,316 and $686,660, respectively. The decrease was primarily due to decrease in professional fees.

Net Loss. For the six months ended June 30, 2025 and 2024, net loss was $418,450 and $625,629, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2025, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $276,685 for the six months ended June 30, 2025, primarily as a result of our net loss of $418,450 and change in fair value of derivative liabilities of $93,721, and gain on debt extinguishment of $47,046, offset by initial derivative expense of $142,726, amortization of debt discount of $116,773, and net changes in operating assets and liabilities of $23,031.

Net cash used in operating activities was $447,034 for the six months ended June 30, 2024, primarily as a result of our net loss of $625,629 and change in fair value of derivative liabilities of $369,573, offset by shares issued for services provided of $103,400 amortization of debt discount of $217,628, and net changes in operating assets and liabilities of $227,140.

Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2025.

There was no cash used in investing activities during the six months ended June 30, 2024.

Financing Activities

During the six months ended June 30, 2025, our financing activities provided cash of $276,470, including $71,092 from the sale of our common stock, $76,000 in net proceeds from convertible notes, and $374,000 in net proceeds from the note payable to our former CEO. We also repaid $244,622 of convertible notes.

During the six months ended June 30, 2024, our financing activities provided cash of $473,097, including $125,006 from the sale of our common stock, $289,500 in net proceeds from convertible notes, and $270,000 in proceeds from the note payable to our former CEO. We also repaid $211,409 of convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Financing Agreement

During the quarter ended June 30, 2025, we issued an aggregate of 7,800,000 shares of Common Stock under the Equity Financing Agreement with GHS Investments, LLC for gross proceeds of $21,840.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act under the Securities Act of 1933, as amended and Rule 506(b) thereof. No commissions were paid in connection with the sales of the securities above.

Conversions of Class A Preferred Stock

During the quarter ended June 30, 2025, Greg Lambrecht converted 400,000 shares of Class A Preferred Stock into 10,000,000 shares of Common Stock.

During the quarter ended June 30, 2025, William Ralston converted 273,608 shares of Class A Preferred Stock into 6,840,200 shares of Common Stock.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act under the Securities Act of 1933, as amended. No commissions were paid in connection with the sales of the securities above.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

1606 Corp.

Dated: August 11, 2025	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

