Form 10-Q
period 2025-09-30
1606 CORP.
filed 2025-11-12
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2025, the Company had open 295,836,397 outstanding shares of its common stock, par value $0.0001.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
Assets	(Unaudited)	2024
Current Assets
Cash	$998	$2,078
Prepaids & other current assets	13,604	8,062
Total Current Assets	14,602	10,140

Total Assets	$14,602	$10,140

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$604,106	$499,231
Accrued interest	42,974	48,486
Note payable to related party	63,456	63,456
Convertible notes, net of discount	486,613	188,306
Derivative liability	1,706,892	40,603
Note payable to shareholder	-	1,365,550
Total Current Liabilities	2,904,041	2,205,632
Total Liabilities	2,904,041	2,205,632

Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares designated; 57,717,951 and 59,560,127 shares issued and outstanding, respectively	5,772	5,956
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares designated; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 201,421,230 and 112,711,945 shares issued and outstanding, respectively	20,141	11,270
Additional Paid-in Capital	4,824,616	4,724,284
Accumulated Deficit	(7,739,968)	(6,937,002)
Total Stockholders’ Deficit	(2,889,439)	(2,195,492)
Total Liabilities and Stockholders’ Deficit	$14,602	$10,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue, net of discounts	$-	-	$-	$7,195

Cost of goods sold	-	-	-	7,313

Gross profit (loss)	-	-	-	(118)

Operating Expenses
Selling, general and administrative	111,446	3,224,679	402,762	3,911,339
Write-off of notes receivable and investments	-	21,500	-	21,500
Total operating expenses	111,446	3,246,179	402,762	3,932,839

Operating loss	(111,446)	(3,246,179)	(402,762)	(3,932,957)

Other Income (Expenses)
Interest expense	(317,313)	(98,322)	(442,488)	(406,746)
Gain (loss) on debt extinguishment, net	(3,373)	102,579	43,673	102,579
Initial derivative expense	-	-	(142,726)	-
Change in fair value of derivative liabilities	47,616	(327,714)	141,337	41,859
Total other income (expenses)	(273,070)	(323,457)	(400,204)	(262,308)

Loss from operations before income taxes	(384,516)	(3,569,636)	(802,966)	(4,195,265)

Provision for income taxes	-	-	-	-

Net Loss	$(384,516)	$(3,569,636)	$(802,966)	$(4,195,265)

Net loss per share – basic and diluted	$(0.00)	$(0.07)	$(0.01)	$(0.06)

Weighted average common shares – basic and diluted	178,328,335	50,843,473	149,079,154	70,124,866

 The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2024	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(442,472)	(44)	-	-	11,061,800	1,106	(1,062)	-	-
Common stock issued for cash	-	-	-	-	13,429,645	1,343	314,590	-	315,933
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued note conversion	-	-	-	-	3,626,643	363	164,530	-	164,893
Preferred stock issued for services	4,040,000	404	90	-	-	-	2,989,596	-	2,990,000
Net loss	-	-	-	-	-	-	-	(4,195,265)	(4,195,265)
Balance as of September 30, 2024	59,880,127	$5,988	90	$-	87,600,557	$8,760	$4,506,602	$(6,617,296)	$(2,095,946)

Nine Months Ended September 30, 2025	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)
Share conversions	(1,842,176)	(184)	-	-	46,054,400	4,605	(4,421)	-	-
Common stock issued for cash	-	-	-	-	23,992,548	2,400	80,717	-	83,117
Common stock issued note conversion	-	-	-	-	18,662,337	1,866	24,036	-	25,902
Net loss	-	-	-	-	-	-	-	(802,966)	(802,966)
Balance as of September 30, 2025	57,717,951	$5,772	90	$-	201,421,230	$20,141	$4,824,616	$(7,739,968)	$(2,889,439)

Three Months Ended September 30, 2024	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	55,920,127	$5,592	90	$-	75,545,390	$7,554	$1,111,881	$(3,047,660)	$(1,922,633)
Share conversions	(40,000)	(4)	-	-	1,000,000	100	(96)	-	-
Preferred stock issued for services	4,000,000	400	-	-	-	-	2,929,600	-	2,930,000
Common stock issued for cash	-	-	-	-	9,500,237	950	189,977	-	190,927
Common stock issued upon note conversions	-	-	-	-	1,554,930	156	123,790	-	123,946
Settlement of derivative liability	-	-	-	-	-	-	151,450	-	151,450
Net loss	-	-	-	-	-	-	-	(3,569,636)	(3,569,636)
Balance as of September 30, 2024	59,880,127	$5,988	90	$-	87,600,557	$8,760	$4,506,602	$(6,617,296)	$(2,095,946)

Three Months Ended September 30, 2025	Class A Convertible Preferred Stock		Series B Super Voting Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2025	58,237,951	$5,824	90	$-	164,261,130	$16,425	$4,790,353	$(7,355,452)	$(2,542,850)
Share conversions	(520,000)	(52)	-	-	13,000,000	1,300	(1,248)	-	-
Common stock issued for cash	-	-	-	-	5,497,763	550	11,475	-	12,025
Common stock issued upon note conversion	-	-	-	-	18,662,337	1,866	24,036	-	25,902
Net loss	-	-	-	-	-	-	-	(384,516)	(384,516)
Balance as of September 30, 2025	57,717,951	$5,772	90	$-	201,421,230	$20,141	$4,824,616	$(7,739,968)	$(2,889,439)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(802,966)	$(4,195,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	-	3,033,400
Amortization of debt discount	402,146	292,470
Change in fair value of derivative liabilities	(141,337)	(41,859)
Gain on debt extinguishment	(43,673)	(102,579)
Initial derivative expense	142,726	-
Write-off of note receivable and investments	-	21,500
Impairment of inventory	-	72,853
Changes in operating assets and liabilities:
Accounts receivable	-	3,600
Prepaids & other current assets	(5,542)	(15,583)
Accounts payable and accrued liabilities	104,877	172,264
Accrued interest	(5,512)	48,500
Net cash used in operating activities	(349,281)	(710,699)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Increase in note payable to shareholder	464,000	270,000
Proceeds from convertible notes	76,000	419,500
Repayment of convertible notes	(274,916)	(316,893)
Proceeds from sale of common stock, net of offering costs	83,117	315,933
Net cash provided by financing activities	348,201	688,540

Net increase (decrease) in cash	(1,080)	(22,159)

Cash, beginning of period	2,078	48,941

Cash, end of period	$998	$26,782

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$1,723,776	$123,280
Conversion of loans and accrued interest into common stock	$25,902	$79,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

September 30, 2025

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of September 30, 2025, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At September 30, 2025 and December 31, 2024, the allowance for credit losses balance is $0.

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

Disaggregation of Revenue and Revenue Concentration

All revenue during the nine months ended September 30, 2024 is derived from consulting services to one potential BOT customer. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025, and 2024 was 1,442,948,775 and 1,398,003,175, respectively, related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At September 30, 2025 and 2024, 201,421,230 and 87,600,557 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for periods then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2025, or 2024. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the nine months ended September 30, 2025:

Balance - December 31, 2024	$40,603
Additions to debt discount	1,723,776
Initial derivative expense	142,726
Settlements	(58,876)
Change in fair value	(141,337)
Balance – September 30, 2025	$1,706,892

During the nine months ended September 30, 2025, there was an initial derivative fair value for a new convertible note of $223,726, which was allocated $81,000 to debt discount and $142,726 to initial derivative expense, and another initial derivative fair value for a new convertible note of $1,642,776, allocated fully to debt discount. All of these amounts are included in the Additions above.

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

At September 30, 2025, and for period then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0011 to $0.0108; risk-free interest rates ranging from 3.68% to 4.34%; expected volatility of the Company’s common stock ranging from 152% to 215% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0007 to $0.0046; terms of one to twelve months; and an expected probability of occurrence of note default of 10%.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Revenue, net of discounts	$-	$7,195
Cost of goods sold	-	7,313
Gross profit (loss)	-	(118)
Less segment expenses:
Selling, general and administrative	402,762	3,911,339
Write-off of notes receivable and investments	-	21,500
Operating loss	(402,762)	(3,932,957)
Plus:
Interest expense	(442,488)	(406,746)
Gain on debt extinguishment, net	43,673	102,579
Initial derivative expense	(142,726)	-
Change in fair value of derivative liabilities	141,337	41,859
Segment Net loss	$(802,966)	$(4,195,265)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $11,900 and $9,527 at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Company borrowed $489,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $1,829,550 at September 30, 2025. (See Note 4)

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $11,900 and $9,527 at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Company borrowed $489,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550 at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $1,829,550 as of September 30, 2025.

Convertible Notes Payable and Derivatives

At September 30, 2025, the Company had two notes payable outstanding, which, upon an event of default, contain a conversion feature meeting the definition of a derivative liability.

One note has maturity of December 15, 2025 and the larger related party note for $1,829,550 has no maturity date and therefore is considered due on demand, and carry interest rates ranging from 8% to 10%. The notes with the lenders have cross default provisions only between the notes of that lender. No cross default occurred in 2025 or 2024.

For one of the Notes, which is convertible only after 180 days, the conversion rate shall be 75% of the market price with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days. For the other related party note, the conversion price shall be at a 25% discount to the closing bid price of the Company’s common stock on the date of conversion, subject to the Beneficial Ownership Limitation.

On March 4, 2025, the Company issued a note payable which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $223,726 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $81,000.

On August 6, 2025, the Company issued a note payable to a related party (converted from a non-convertible note) which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $1,642,776 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $1,642,776.

During the nine months ended September 30, 2025, the Company borrowed $489,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550 at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $1,829,550 as of September 30, 2025.

During the nine months ended September 30, 2025, the Company made principal payments of $274,916 on convertible notes payable, resulting in a gain on debt extinguishment from settlement of derivative liabilities totaling $56,840.

During the nine months ended September 30, 2025, the Company issued 18,662,337 shares of its common stock with a fair value of $25,902 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $10,700 plus fees of $3,000, resulting in net loss on debt extinguishment of $15,203.

During the nine months ended September 30, 2025, the Company amortized $402,146 of debt discount resulting in an unamortized debt discount of $1,417,287 as of September 30, 2025. Accrued interest as of September 30, 2025 was $42,974.

Convertible notes value as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Convertible notes	$1,903,900	$274,914
Unamortized discounts	(1,417,287)	(86,608)
Convertible notes, net	$486,613	$188,306

Scheduled maturities of the above related party and convertible notes debt remaining as of September 30, 2025 are as follows:

2025	1,967,356
Total	$1,967,356

NOTE 5 - CAPITAL STOCK

Capital Stock

As of September 30, 2025, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the nine months ended September 30, 2025, the Company issued 88,709,285 shares of its common stock, including:

-	46,054,400 shares of its common stock upon conversion of 1,842,176 shares of Class A preferred stock;
-	23,992,548 shares of its common stock for a total purchase price of $83,117, net of offering costs of $5,270;
-

18,662,337 shares of its common stock with a fair value of $25,902 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $10,700 plus fees of $3,000, resulting in net loss on debt extinguishment of $15,203.

During the nine months ended September 30, 2024, the Company issued 29,018,088 shares of its common stock, including:

-	11,061,800 shares of its common stock upon conversion of 442,472 shares of Class A preferred stock;
-	13,429,645 shares of its common stock for a total purchase price of $315,933;
-	900,000 shares of its common stock for various services provided, valued at $43,400 based on the closing market price of the common shares on the grant dates;
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

During the nine months ended September 30, 2025, 1,842,176 shares of Class A preferred stock were converted into 46,054,400 common shares.

As of September 30, 2025, the Company had 57,717,951 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

As of September 30, 2025, the Company had 90 shares of Series B preferred stock outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2025. The company issued 54,857,142 shares of common stock upon conversion of convertible notes principal of $ 22,005.

Subsequent to September 30, 2025, the Company issued an aggregate of 39,558,025 shares of its common stock upon conversion of 1,582,321 shares of Class A preferred stock.

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

Results from Operations – For the three months ended September 30, 2025, as compared to September 30, 2024

Net Revenue. For the three months ended September 30, 2025 and 2024, we generated no revenue.

Cost of Goods Sold. For the three months ended September 30, 2025 and 2024, there were no cost of goods sold.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the three months ended September 30, 2025 and 2024.

Operating Expenses. For the three months ended September 30, 2025 and 2024, total operating expenses were $111,446 and $3,246,179, respectively. The decrease was primarily due to stock-based compensation of approximately $2.99 million during the three months ended September 30, 2024; there was no such expense during the three months ended September 30, 2025.

Net Loss. For the three months ended September 30, 2025 and 2024, net loss was $384,516 and $3,569,636, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Results from Operations – For the nine months ended September 30, 2025, as compared to September 30, 2024

Net Revenue. For the nine months ended September 30, 2025, we generated no revenue. For the nine months ended September 30, 2024, we generated revenue of $7,195 from consulting services to one potential BOT customer.

Cost of Goods Sold. For the nine months ended September 30, 2025 and 2024, cost of goods sold was $0 and $7,313, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the nine months ended September 30, 2025, compared with a gross loss of $118 for the nine months ended September 30, 2024.

Operating Expenses. For the nine months ended September 30, 2025 and 2024, total operating expenses were $402,762 and $3,932,839, respectively. The decrease was primarily due to stock-based compensation of approximately $2.99 million during the nine months ended September 30, 2024; there was no such expense during the nine months ended September 30, 2025.

Net Loss. For the nine months ended September 30, 2025 and 2024, net loss was $802,966 and $4,195,265, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2025, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

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

Operating Activities

Net cash used in operating activities was $349,281 for the nine months ended September 30, 2025, primarily as a result of our net loss of $802,966 and change in fair value of derivative liabilities of $141,337, and gain on debt extinguishment of $43,673, offset by initial derivative expense of $142,726, amortization of debt discount of $402,146, and net changes in operating assets and liabilities of $93,823.

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

Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2025.

There was no cash used in investing activities during the nine months ended September 30, 2024.

Financing Activities

During the nine months ended September 30, 2025, our financing activities provided cash of $348,201, including $83,117 net proceeds from the sale of our common stock, $76,000 in net proceeds from convertible notes, and $464,000 in net proceeds from the note payable to our former CEO. We also repaid $274,916 of convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued Under Equity Financing Agreement

During the quarter ended September 30, 2025, we issued an aggregate of 5,497,623 shares of Common Stock under the Equity Financing Agreement with GHS Investments, LLC for gross proceeds of $13,194.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act under the Securities Act of 1933, as amended and Rule 506(b) thereof. No commissions were paid in connection with the sales of the securities above.

Conversions of Class A Preferred Stock

During the quarter ended September 30, 2025, Greg Lambrecht converted 520,000 shares of Class A Preferred Stock into 13,000,000 shares of Common Stock.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act under the Securities Act of 1933, as amended. No commissions were paid in connection with the sales of the securities above.

Conversions of Promissory Notes

During the quarter ended September 30, 2025, 1800 Diagonal LLC converted an aggregate of $13,700 of convertible notes and fees into an aggregate of 18,662,337 shares of Common Stock.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act under the Securities Act of 1933, as amended. No commissions were paid in connection with the sales of the securities above.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

1606 Corp.

Dated: November 12, 2025	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

