Form 10-K
period 2025-12-31
1606 CORP.
filed 2026-03-27
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2025 was approximately $3,279,997. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding as of March 22nd, 2026 was 770,920,971.

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

In September of 2024, we signed an LOI to acquire a minority equity position of Adnexus, an AI biotech company that specializes in the development of pharmaceuticals. Adnexus has been recognized for its groundbreaking work in leveraging AI to drive early drug discovery and develop critical treatments for infectious diseases including HIV and SARS-COV-2. As of the date hereof, the LOI has expired and the Company has no plans to move forward.

With our corporate headquarters located in Phoenix, Arizona, our executive team experienced in CBD products, and our board’s knowledge of the technology and AI spaces, we believe we are positioned to become the market leader for AI Bot technology.

While the Company continues to maintain its AI chatbot technology, the Company's strategic focus has shifted toward the acquisition and development of power infrastructure and energy assets to support data center and AI-related operations, as described below.

In November 2025, the Company signed a non-binding LOI with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company with international experience in high-efficiency generation projects, including operations across India, Europe, South Korea, the Middle East, and the United States. As originally contemplated, Sim Agro would acquire a controlling interest in the Company, creating a public platform for Sim Agro's strategic expansion into power generation and data center infrastructure. Negotiations remain ongoing as of the date of this report, and no definitive agreement has been executed. There can be no assurance that the parties will reach a definitive agreement or that such transaction will be consummated.

On March 12, 2026, the Company entered into a Purchase and Sale Agreement to acquire certain real property and related assets in Angelina County, Texas (see Note 8 to the financial statements). Upon the closing of the Sim Agro transaction, if completed, Sim Agro is expected to oversee operations of the Texas generation facility and support the Company's broader infrastructure platform.

The Property consists of approximately 132 acres of real property located in Lufkin, Angelina County, Texas, together with improvements, equipment, permits, warranties, and related documents. The site includes a 55-megawatt power generation facility and a 50,000-square-foot climate-controlled warehouse that the Company believes is suitable for data center deployment. The Company intends to utilize the Property as a behind-the-meter captive power asset to support AI and data center infrastructure operations.

The total purchase price under the PSA is $11,168,864, consisting of $7,000,000 in cash at closing and the assumption of a mechanic's and materialman's lien (the "Sim Agro Lien"). The Company deposited $250,000 in nonrefundable earnest money. The $250,000-dollar amount was raised from short term notes from Greg Lambrecht and 1800 diagonal. The Property is being acquired on an "as-is, where-is" basis. Closing is scheduled for April 15, 2026, subject to customary closing conditions.

The Company has not yet secured the financing necessary to fund the cash portion of the purchase price. The Company intends to fund the acquisition through a combination of capital sources, which may include proceeds under an investment commitment letter received from ENMAS EPC Power Projects Limited, as well as additional debt or equity financing. There can be no assurance that the Company will obtain sufficient financing to close the transaction, and failure to do so would result in the forfeiture of the nonrefundable earnest money deposit.

The Company has no prior operating experience in power generation or data center infrastructure. The Company's ability to operate the Texas facility and generate revenue therefrom is dependent upon the successful completion of the Sim Agro transaction and the Company's ability to attract qualified operational personnel. The power generation facility has been largely inactive, and the Company has not yet determined the capital expenditures that may be required to bring the facility to an operational state.

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

Our Strategy

The global artificial intelligence market has seen remarkable growth, valued at $428 billion in 2022 and projected to reach $2.25 trillion by 2030. With a compound annual growth rate (“CAGR”) ranging from 33.2% to 38.1%, AI's global impact is undeniable, with as many as 97 million individuals expected to work in the AI sector by 2025, according to fortunebusinessinsights.com.1

The global CBD market is positioned for exponential growth, and e-commerce is at the heart of this expansion. By tailoring our chat bots to serve this niche, we believe we are well-poised to capitalize on this extraordinary growth trajectory. Our chatbots will empower both our shareholders and business partners to thrive in an ever-expanding market. The global CBD market size was valued at $6.4 billion in 2022 and is expected to grow at a compound annual growth rate (CAGR) of 16.2% from 2023 to 2030.2

______________________________

1 https://www.fortunebusinessinsights.com/industry-reports/artificial-intelligence-market-100114

2 https://capitalixe.com/blog/cbd-merchant-account-rising-above-risk/

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

Government Regulation

Governments and other international organizations in various jurisdictions around the world (such as the legislative and regulatory institutions of the European Union) are adopting new laws, regulations and guidelines addressing data privacy and protection, including the processing (collection, storage, use, etc.) of personal information, cyber security, breach notification, risk management and reporting. These laws, regulations and guidelines may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. In some cases, different sets of data privacy laws and regulations, such as the European Union’s General Data Protection Directive (“GDPR”), Israeli Privacy Law and the regulations promulgated thereunder (the “Israeli Privacy Law”), local laws and regulations and certain state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), also govern the processing of personal information. Additionally, new state privacy laws may also apply.

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

2025	High	Low
First Quarter	$0.0180	$0.0035
Second Quarter	$0.0098	$0.0032
Third Quarter	$0.0055	$0.0010
Fourth Quarter	$0.0029	$0.0004

2024	High	Low
First Quarter	$0.230	$0.023
Second Quarter	$0.0847	$0.0235
Third Quarter	$0.0779	$0.0116
Fourth Quarter	$0.0299	$0.0058

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

Holders

The number of shareholders of record of the Company's common stock as of March 24, 2026 was approximately 492. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

In addition, there were 49,078,759 shares of our Class A Convertible Preferred Stock outstanding, which were held by 12 record holders. Lastly, there were 90 shares of our Series B Super Voting Preferred Stock outstanding, which were held by one record holder.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us within the past three years that were not registered under the Securities Act.

Conversions of Class A Preferred Stock

During the three months ended December 31, 2025, the Company issued an aggregate of 132,420,541 shares of its common stock upon conversion of 5,296,821 shares of Class A preferred stock.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act under the Securities Act of 1933, as amended. No commissions were paid in connection with the sales of the securities above.

Convertible Promissory Notes

On November 19, 2025, the Company issued an original issue discount note payable for $89,320, which contained a conversion feature meeting the definition of a derivative liability. The OID fees resulted in a discount of $19,320.  Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $72,445 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $72,445. This note is convertible at a 30% discount from the market price. The balance at December 31, 2025 was $89,320.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. No commissions were paid in connection with the sales of the securities above.

Conversions of Promissory Notes

During the three months ended December 31, 2025. The company issued 54,857,142 shares of common stock upon conversion of convertible notes principal of $22,005.

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

Strategic Shift Toward Power Infrastructure and Data Center Operations

While the Company continues to maintain its AI chatbot technology, during the fourth quarter of 2025 and continuing into 2026, the Company's strategic focus shifted toward the acquisition and development of power infrastructure and energy assets to support data center and AI-related operations.

In November 2025, the Company signed a non-binding LOI with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company. As contemplated, Sim Agro would acquire a controlling interest in the Company, creating a public platform for Sim Agro's strategic expansion into power generation and data center infrastructure. Negotiations with Sim Agro remain ongoing as of the date of this report, and no definitive agreement has been executed.

On December 3, 2025, the Company received a $6 million investment commitment letter from ENMAS EPC Power Projects Limited to support the Company's strategic growth and expansion initiatives, including the potential acquisition of power generation and energy infrastructure assets.

On March 12, 2026, the Company entered into a Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC to acquire approximately 132 acres of real property in Lufkin, Angelina County, Texas, including a 55-megawatt power generation facility and a 50,000-square-foot climate-controlled warehouse the Company believes is suitable for data center deployment. The total purchase price is $11,168,864, consisting of $7,000,000 in cash at closing and the assumption of a mechanic's and materialman's lien. Closing is scheduled for April 15, 2026.

The Company has also engaged Moody Capital Solutions, Inc. as its sole exclusive placement agent and financial advisor to advise on capital markets and financing matters in connection with these initiatives.

If the Company successfully completes the Texas acquisition and the Sim Agro transaction, the Company's business and operations would be fundamentally different from the AI chatbot business that generated substantially all historical activity. The Company anticipates that its future revenue, if any, would be derived primarily from power generation and data center infrastructure services rather than from chatbot licensing. There can be no assurance that either transaction will be completed, and the failure to complete one or both could have a material adverse effect on the Company's financial condition, results of operations, and future prospects.

Results from Operations – For the year ended December 31, 2025, as compared to December 31, 2024

Net Revenue. For the year ended December 31, 2025, we generated no revenue. For the year ended December 31, 2024, we generated revenue of $7,195 from consulting services to one potential BOT customer.

Cost of Goods Sold. For the year ended December 31, 2025 and 2024, cost of goods sold was $0 and $7,313, respectively.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the year ended December 31, 2025, compared with a gross loss of $118 for the year ended December 31, 2024.

Operating Expenses. For the year ended December 31, 2025 and 2024, total operating expenses were $485,738 and $4,138,157, respectively. The decrease was primarily due to stock-based compensation of approximately $3.033 million during the year ended December 31, 2024; there was no such expense during the year ended December 31, 2025.

Net Loss. For the year ended December 31, 2025 and 2024, net loss was $1,295,041 and $4,514,971, respectively. The decrease in net loss was primarily due to lower operating expenses as discussed above.

Liquidity and Capital Resources

As of December 31, 2025, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

To continue operations for the next 12 months, exclusive of the Texas property acquisition, we estimate a cash need of approximately $1,000,000. In addition, the Company is obligated under the Purchase and Sale Agreement dated March 12, 2026, to pay $7,000,000 in cash at the closing of the Texas property acquisition, currently scheduled for April 15, 2026. The Company has not yet secured the financing necessary to fund the cash portion of the purchase price. The Company intends to fund the acquisition through a combination of capital sources, which may include proceeds under the investment commitment letter received from ENMAS EPC Power Projects Limited, proceeds from the Moody Capital placement agent engagement, and additional debt or equity financing. There can be no assurance that the Company will obtain sufficient financing to close the transaction on acceptable terms, or at all, and failure to do so would result in the forfeiture of the $250,000 nonrefundable earnest money deposit.

Following the closing of the Texas acquisition, if completed, the Company anticipates that it will require additional capital to bring the power generation facility to an operational state and to fund data center infrastructure development. The amount of such additional capital has not yet been determined. The Company's ability to fund these post-acquisition capital requirements is dependent upon its ability to raise additional debt or equity financing and, if completed, the resources available through the Sim Agro transaction.

Should we not be able to fulfill our cash needs through the foregoing sources, we will need to raise money through outside investors through convertible notes, debt, or similar instruments. There is no guarantee that we will be able to do so on acceptable terms, or at all.

Operating Activities

Net cash used in operating activities was $460,779 for the year ended December 31, 2025, primarily as a result of our net loss of $1,295,041 and change in fair value of derivative liabilities of $231,896, and gain on debt extinguishment of $55,269, offset by initial derivative expense of $142,726, amortization of debt discount of $850,785, and net changes in operating assets and liabilities of $112,916.

Net cash used in operating activities was $890,986 for the year ended December 31, 2024, primarily as a result of our net loss of $4,514,971, change in fair value of derivative liabilities of $77,228, and gain on debt extinguishment of $37,461, offset by shares issued for services provided of $3.033 million amortization of debt discount of $360,847, and net changes in operating assets and liabilities of $250,074.

Investing Activities

There was no cash used in investing activities during the year ended December 31, 2025.

There was no cash used in investing activities during the year ended December 31, 2024.

Financing Activities

During the year ended December 31, 2025, our financing activities provided cash of $458,701, including $83,117 net proceeds from the sale of our common stock, $146,000 in proceeds from convertible notes, and $539,500 in proceeds from the note payable to our former CEO. We also repaid $309,916 of convertible notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Austen Lambrecht, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Lambrecht evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025. Based on his evaluation, Mr. Lambrecht concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2025, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	inadequate segregation of duties consistent with control objectives.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position
Austen Lambrecht	28	Chief Executive Officer, Chief Financial Officer and Director
Govindan Gowrishankar	59	Director
Venu Aravamudan	60	Director

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

Item 11. Executive Compensation.

The following table shows the compensation awarded to, earned by, or paid to our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Total ($)
Austen Lambrecht	2025	95,121	(2)	-		95,121
Current Chief Executive Officer, Chief Financial Officer, and Director(1)	2024	95,121	(3)	1,480,000	(4)	1,591,414

(1)	Effective May 28, 2024, Mr. Lambrecht was appointed as the Company’s Chief Executive Officer and Chief Financial Officer.

(2)	$87,194 of which was accrued and unpaid as of December 31, 2025.

(3)	$43,218 of which was accrued and unpaid as of December 31, 2024.

(4)	During the year ended December 31, 2024, Mr. Lambrecht was awarded 2,010,000 shares of Class A Preferred.

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

Director Compensation

During the year ended December 31, 2025, there was no compensation awarded to, earned by, or paid to our directors who were not named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 27, 2026, certain information concerning the beneficial ownership of our capital stock, including our common stock, Class A Convertible Preferred Stock, and Series B Preferred Stock, by:

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

Our calculation of the percentage of beneficial ownership prior to this offering is based on 770,920,971 shares of common stock outstanding as of March 22, 2026, we also have 52,421,129 shares of Class A Preferred Stock and 90 shares of Series B Preferred Stock outstanding. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock	Shares of Class A Preferred Stock	Percentage of Class A Preferred Stock	Shares of Series B Preferred Stock	Percentage of Series B Preferred Stock	Voting Percentage
Austen Lambrecht, CEO	0	-	15,958,767	30.443%	90	100%	100%
Govindan Gowrishankar, director	2,500,000	*	3,870,001	7.383%	-	-	*
Venu Aravamudan, director	0	-	1,045,001	1.993%	-	-	*
Officers and Directors as a Group (3 individuals)	2,500,000	*%	20,873,778	39.819%	90	100%	100%

_________

* Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “Item 11. Executive Compensation” above.

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

During the year ended December 31, 2025, the Company borrowed $564,500 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $25,000 to him. Another $20,000 was repaid to him after the note payable was changed for a convertible note payable. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $1,885,550 at December 31, 2025.

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

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and it is currently in default. Accrued interest on the Note totaled $11,900 and $9,527 at December 31, 2025 and December 31, 2024.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees & Services	2025	2024
Audit Fees - Turner	$-	$95,900
Audit Fees – Salberg	73,000	47,500
Audit Related Fees	7,700	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$80,700	$143,400

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

There were no such services by our principal accountant in 2025 or 2024.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant in 2025 or 2024.

PART IV

Item 15. Exhibits and Financial Schedules.

Exhibits

The following exhibits are included as part of this Annual Report:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation	S-1	333-258912	3.1	8/19/21
3.2	Bylaws	S-1	333-258912	3.3	8/19/21
3.3	Certificate of Designation for Class A Preferred Stock	S-1	333-258912	3.2	8/19/21
3.4	Certificate of Designation for Series B Preferred Stock	8-K	000-56467	3.1	3/4/24
4.1	Amended and Restated Promissory Note Issued to Gregory Lambrecht on December 31, 2024	8-K	000-56467	4.1	1/20/25
4.2	Amended and Restated Promissory Note Issued to Gregory Lambrecht on March 31, 2025	8-K	000-56467	4.1	5/5/25
4.3	Addendum to Amended and Restated Promissory Note Issued to Gregory Lambrecht	8-K	000-56467	4.1	8/12/25
4.4	Addendum 2 to Amended and Restated Promissory Note Issued to Gregory Lambrecht	8-K	000-56467	4.1	10/24/25
10.1*	Employment Agreement between 1606 Corp. and Greg Lambrecht dated May 10, 2021	S-1	333-258912	10.1	8/19/21
10.2	Asset Purchase Agreement between 1606 Corp. and Singlepoint Inc. dated June 15, 2021	S-1	333-258912	10.2	8/19/21
10.3	Stock Purchase Agreement between 1606 Corp. and Asia Lambrecht dated April 28, 2021	S-1/A	333-258912	10.3	11/23/21
10.4	Stock Purchase Agreement between 1606 Corp. and Austen Lambrecht dated April 28, 2021	S-1/A	333-258912	10.4	11/23/21
10.5	Stock Purchase Agreement between 1606 Corp. and Heather McCulley dated April 28, 2021	S-1/A	333-258912	10.5	11/23/21
10.6	Equity Financing Agreement with GHS Investments, LLC	8-K	000-56467	10.6	2/14/23
10.7	Amended Equity Financing Agreement dated May 14, 2025 with GHS Investments LLC	8-K	000-56467	99.1	5/16/25
10.8	Registration Rights Agreement with GHS Investments, LLC	8-K	000-56467	10.7	2/14/23
10.9	Amended Registration Rights Agreement dated May 14, 2025 with GHS Investments LLC	8-K	000-56467	99.2	5/16/25
10.10	Membership Purchase Agreement	S-1/A	333-270963	10.8	7/7/23
10.11*	Employment Agreement dated February 20, 2024 with Gregory Lambrecht	10-K	000-56467	10.9	4/17/24
10.12*	Employment Agreement dated February 20, 2024 with Austen Lambrecht	10-K	000-56467	10.10	4/17/24
10.13±	Purchase and Sale Agreement dated March 12, 2026 with Jefferson Enterprise Energy, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act					X
32.1#	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).					X

____________

*	Indicates management contract or compensatory plan or arrangement.

#	Furnished not filed.

±

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 Corp.

Dated: March 27, 2026	By:	/s/ Austen Lambrecht
Austen Lambrecht, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Austen Lambrecht	Chief Executive Officer, Chief Financial Officer, and Director	March 27, 2026
Austen Lambrecht	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Govindan Gowrishankar	Director	March 27, 2026
Govindan Gowrishankar

/s/ Venu Aravamudan	Director	March 27, 2026
Venu Aravamudan

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

1606 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 1606 Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Item 8. Financial Statements.

1606 CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$-	$2,078
Prepaids & other current assets	16,058	8,062
Total Current Assets	16,058	10,140
Total Assets	$16,058	$10,140

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$565,187	$499,231
Accrued interest	103,439	48,486
Note payable to related party	63,456	63,456
Convertible notes, net of discount	29,782	188,306
Derivative liability	1,574,121	40,603
Convertible notes, net of discount, related party shareholder	902,385	-
Note payable to related party shareholder	-	1,365,550
Total Current Liabilities	3,238,370	2,205,632
Total Liabilities	3,238,370	2,205,632
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares designated; 52,421,130 and 59,560,127 shares issued and outstanding, respectively	5,242	5,956
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares designated; 90 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 472,426,803 and 112,711,945 shares issued and outstanding, respectively	47,242	11,270
Additional Paid-in Capital	4,957,247	4,724,284
Accumulated Deficit	(8,232,043)	(6,937,002)
Total Stockholders’ Deficit	(3,222,312)	(2,195,492)
Total Liabilities and Stockholders’ Deficit	$16,058	$10,140

The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Revenue, net of discounts	$-	$7,195

Cost of goods sold	-	7,313

Gross profit (loss)	-	(118)

Operating Expenses
Selling, general and administrative	485,738	4,116,657
Write-off of notes receivable and investments	-	21,500
Total operating expenses	485,738	4,138,157

Operating loss	(485,738)	(4,138,275)

Other Income (Expenses)
Interest expense	(953,742)	(491,385)
Gain on debt extinguishment	55,269	37,461
Initial derivative expense	(142,726)	-
Change in fair value of derivative liabilities	231,896	77,228
Total other expenses	(809,303)	(376,696)

Loss from operations before income taxes	(1,295,041)	(4,514,971)

Provision for income taxes	-	-

Net Loss	$(1,295,041)	$(4,514,971)

Deemed dividend	-	-

Net Loss attributable to common stockholders	$(1,295,041)	$(4,514,971)

Net loss per share – basic and diluted	$(0.01)	$(0.06)

Weighted average common shares – basic and diluted	195,341,729	78,193,535

 The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2024	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	56,282,599	$5,628	-	$-	58,582,469	$5,858	$995,638	$(2,422,031)	$(1,414,907)
Share conversions	(762,472)	(76)	-	-	19,061,800	1,906	(1,830)	-	-
Preferred stock issued for services	4,040,000	404	90	-	-	-	2,989,596	-	2,990,000
Common stock issued for cash, net of offering cost	-	-	-	-	19,462,532	1,946	369,124	-	371,070
Common stock issued for services	-	-	-	-	900,000	90	43,310	-	43,400
Common stock issued note conversions	-	-	-	-	14,705,144	1,470	328,446	-	329,916
Net loss	-	-	-	-	-	-	-	(4,514,971)	(4,514,971)
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)

Year Ended December 31, 2025	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)
Share conversions	(7,138,997)	(714)	-	-	178,474,941	17,847	(17,133)	-	-
Common stock issued for cash	-	-	-	-	23,992,548	2,400	80,717	-	83,117
Common stock issued note conversion	-	-	-	-	142,247,369	14,225	155,879	-	170,104
Common stock issued for services	-	-	-	-	15,000,000	1,500	13,500	-	15,000
Net loss	-	-	-	-	-	-	-	(1,295,041)	(1,295,041)
Balance as of December 31, 2025	52,421,130	$5,242	90	$-	472,426,803	$47,242	$4,957,247	$(8,232,043)	$(3,222,312)

The accompanying notes are an integral part of these audited financial statements.

1606 CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,295,041)	$(4,514,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	15,000	3,033,400
Amortization of debt discount	850,785	360,847
Change in fair value of derivative liabilities	(231,896)	(77,228)
Gain on debt extinguishment	(55,269)	(37,461)
Initial derivative expense	142,726	-
Write-off of note receivable and investments	-	21,500
Inventory write-off	-	72,853
Changes in operating assets and liabilities:
Accounts receivable	-	3,600
Prepaids & other current assets	(7,996)	(6,618)
Accounts payable and accrued liabilities	65,959	204,190
Accrued interest	54,953	48,902
Net cash used in operating activities	(460,779)	(890,986)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable to shareholder, net	539,500	415,000
Proceeds from convertible notes	146,000	494,500
Repayment of convertible notes	(309,916)	(436,447)
Proceeds from sale of common stock	83,117	371,070
Net cash provided by financing activities	458,701	844,123

Net increase (decrease) in cash	(2,078)	(46,863)

Cash, beginning of year	2,078	48,941

Cash, end of year	$-	$2,078

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$1,796,221	$147,805
Conversion of loans and accrued interest into common stock	$-	$144,377

The accompanying notes are an integral part of these audited financial statements.

1606 Corp.

Notes to Financial Statements

December 31, 2025 and 2024

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of December 31, 2025, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report. The financial statements do not include any adjustments to the recovery and classification of recorded asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At December 31, 2025 and December 31, 2024, the allowance for credit losses balance is $0.

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

Disaggregation of Revenue and Revenue Concentration

All revenue during the year ended December 31, 2024 was derived from consulting services to one potential BOT customer. The Company ensures that all performance obligations are met before recognizing revenue, and collection is deemed probable before recording sales.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, and 2024 was 1,310,528,250 and 1,489,003,175, respectively, related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At December 31, 2025 and 2024, 472,426,803 and 112,711,945 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for periods then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2025, or 2024. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivative liabilities for the period ended December 31, 2025 and 2024:

Balance - December 31, 2023	$193,026
Additions	147,805
Gain on debt extinguishment	(223,000)
Change in fair value	(77,228)
Balance – December 31, 2024	$40,603

Balance - December 31, 2024	$40,603
Additions to debt discount	1,796,221
Initial derivative expense	142,726
Settlements	(173,533)
Change in fair value	(231,896)
Balance – December 31, 2025	$1,574,121

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

At December 31, 2025, and for year then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0007 to $0.0108; risk-free interest rates ranging from 3.54% to 4.45%; expected volatility of the Company’s common stock ranging from 152% to 219% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0003 to $0.0046; terms of zero to twelve months; and an expected probability of occurrence of note default of 10%.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Revenue, net of discounts	$-	$7,195
Cost of goods sold	-	7,313
Gross profit (loss)	-	(118)
Less segment expenses:
Selling, general and administrative	485,738	4,116,657
Write-off of notes receivable and investments	-	21,500
Operating loss	(485,738)	(4,138,275)
Plus:
Interest expense	(953,742)	(491,385)
Gain on debt extinguishment, net	55,269	37,461
Initial derivative expense	(142,726)	-
Change in fair value of derivative liabilities	231,896	77,228
Segment Net loss	$(1,295,041)	$(4,514,971)

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

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $12,700 and $9,527 at December 31, 2025 and December 31, 2024.

During the year ended December 31, 2024, the Company borrowed $415,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. The promissory note totals $1,365,550 at December 31, 2024.

During the year ended December 31, 2025, the Company borrowed $564,500 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $45,000. $25,000 when it was a note payable and $20,000 when it was a convertible note, to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $1,885,050 at December 31, 2025. (See Note 4)

NOTE 4 – DEBT

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

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $12,700 and $9,527 at December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025, the Company borrowed $564,500 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $45,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550 at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $1,885,050 as of December 31, 2025.

Convertible Notes Payable and Derivatives

2024

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

The above eight Notes have maturity dates ranging from November 30, 2024 to August 30, 2025 and carry interest rates ranging from 12% to 13%, except for one note for $60,000 which is at 8%. The notes with one of the lenders have cross default provisions only between the notes of that lender. No cross default occurred in 2024.

For one of the Notes, which is convertible after 180 days from issuance or upon an event of default, the conversion rate shall be 65% of the Market Price, with the Market Price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days. For seven of the Notes, which are convertible only after an Event of Default, the conversion rate shall be 70% of the market price, with the market price being defined as the lowest trading price of the Company's common stock over the 10 preceding trading days.

During the year ended December 31, 2024, the Company made payments on and had conversions of convertible notes payable and a note payable, resulting in a gain on debt extinguishment from the settlement of derivative liabilities totaling $223,000. Additionally, the Company issued 14,705,144 common shares for the conversion of notes payable with principal and accrued interest totaling $144,377, resulting in a loss on debt extinguishment totaling $185,539. The above $223,000 gain and $185,539 loss resulted in a net gain on extinguishment of $37,461 as reflected in the statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company amortized $360,847 of debt discount, resulting in an unamortized debt discount of $86,608 and a carrying value of $188,306 as of December 31, 2024. Accrued interest as of December 31, 2024, was $48,486.

2025

At December 31, 2025, the Company had three notes payable outstanding, two of which are convertible only upon an event of default, and one of them is convertible after 180 days or an event of default. The conversion features meet the definition of a derivative liability.

One note with a balance of $18,210 has a maturity of December 15, 2025, and another note with a balance of $89,320, has a maturity date of August 15, 2026, and the larger related party note for $1,885,050 has a maturity date of December 31, 2025 and therefore is considered in default. The notes carry interest rates ranging from 8% to 13%. The notes with the lenders have cross default provisions only between the notes of that lender. As of December 31, 2025, two notes with a total balance of $107,530 were in cross default.

On March 4, 2025, the Company issued a note payable for $85,050, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $223,726 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $81,000. This note is convertible at a 30% discount from the market price, as defined. The balance at December 31, 2025 was $18,210.

On August 6, 2025, the Company issued a note payable to a related party (converted from a non-convertible note) which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $1,642,776 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $1,642,776. This note is convertible at a 25% discount from the market price, as defined. The balance at December 31, 2025 was $1,885,050.

On November 19, 2025, the Company issued a note payable for $89,320, which contained a conversion feature meeting the definition of a derivative liability.  Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $72,445 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $72,445. This note is convertible at a 30% discount from the market price. The balance at December 31, 2025 was $89,320.

During the year ended December 31, 2025, the Company borrowed $564,500 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note and repaid $45,000 to him. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550 at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $1,885,050 as of December 31, 2025.

During the year ended December 31, 2025, the Company made principal payments of $309,916 on convertible notes payable, resulting in a gain on debt extinguishment from settlement of derivative liabilities totaling $173,533.

During the year ended December 31, 2025, the Company issued 142,247,369 shares of its common stock with a fair value of $186,604 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $51,840 plus fees of $16,500, resulting in net loss on debt extinguishment of $118,264.

During the year ended December 31, 2025, the Company amortized $850,785 of debt discount resulting in an unamortized debt discount of $1,060,414 as of December 31, 2025. Accrued interest as of December 31, 2025 was $103,439.

Convertible notes due to related and non-related parties were as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Convertible notes	$1,992,580	$274,914
Unamortized discounts	(1,060,414)	(86,608)
Convertible notes, net	$932,166	$188,306

Scheduled maturities of the above related party promissory note payable and convertible notes payable remaining as of December 31, 2025 are as follows:

2026 (including past due amounts)	2,056,036
Total	$2,056,036

NOTE 5 - CAPITAL STOCK

Capital Stock

As of December 31, 2025, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the year ended December 31, 2025, the Company issued 359,714,858 shares of its common stock, including:

-	178,474,941 shares of its common stock upon conversion of 7,138,997 shares of Class A preferred stock;
-	23,992,548 shares of its common stock for a total purchase price of $83,117, net of offering costs of $5,270;
-

142,247,369 shares of its common stock with a fair value of $186,604 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $51,840 plus fees of $16,500, resulting in net loss on debt extinguishment of $118,264.

-	15,000,000 shares of its common stock for services provided, valued at $15,000 based on the closing market price of the common shares on the grant date.

During the year ended December 31, 2024, the Company issued 54,129,476 shares of its common stock, including:

-	19,061,800 shares of its common stock upon conversion of 762,472 shares of Class A preferred stock;
-	19,462,532 shares of its common stock for a total purchase price of $371,070, net of offering costs of $14,175;
-	900,000 shares of its common stock for various services provided, valued at $43,400 based on the closing market price of the common shares on the grant dates;
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

During the year ended December 31, 2025, 7,138,997 shares of Class A preferred stock were converted into 178,474,941 common shares.

As of December 31, 2025, the Company had 52,421,130 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

During the year ended December 31, 2024, a total of 90 shares of Class A preferred stock were issued to the two members of the Company’s Board of Directors. A nominal value was recorded for the fair value of the Series B shares issued.

As of December 31, 2025 and 2024, the Company had 90 shares of Series B preferred stock outstanding.

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

Sim Agro Letter of Intent

In November 2025, the Company signed a non-binding LOI with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company with international experience in high-efficiency generation projects, including operations across India, Europe, South Korea, the Middle East, and the United States. Negotiations remain ongoing as of the date of this report, and no definitive agreement has been executed. There can be no assurance that the parties will reach a definitive agreement or that such transaction will be consummated.

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

The components of income tax expense for the years ended December 31, 2025 and 2024, consist of the following:

	2025	2024
Federal tax statutory rate	21%	21%
Permanent differences	0%	0%
Valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carryforward	$1,037,840	$769,031
Total deferred tax assets	1,037,840	769,031
Valuation allowance	(1,037,840)	(769,031)
Net deferred tax asset	-	-

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company issued an aggregate of 83,559,250 shares of its common stock upon conversion of 3,342,370 shares of Class A preferred stock. Additionally, the Company issued 63,714,116 shares of its common stock for a total purchase price of $39,586.15.

Subsequent to December 31, 2025, the Company received conversion notices from holders of  convertible promissory notes. In connection with these notices, an aggregate of $57,016.85 of principal and accrued interest was converted into 99,960,088 shares of the Company’s common stock in accordance with the terms of the notes.

On February 18, 2026, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $94,300, which included $12,300 of original issue discount, for cash proceeds of $82,000. The note matures on November 15, 2026 and provides for four scheduled payments beginning August 15, 2026 totaling $106,559.

On March 9, 2026, the Company issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $151,800, which included $19,800 of original issue discount, for cash proceeds of $132,000. The note matures on January 15, 2027 and provides for scheduled payments totaling $170,016 beginning September 15, 2026. Upon an event of default, the note may be converted into shares of the Company’s common stock at a discount to market as defined in the agreement.

During March 2026, the Company entered into a short-term bridge financing agreement with Greg Lambrecht pursuant to which the Company received $125,000. The loan requires repayment of $162,500 if repaid on or before March 31, 2026, or $175,000 if repaid on or before April 30, 2026.

On March 12, 2026, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Jefferson Enterprise Energy, LLC, a Texas limited liability company, to acquire certain real property, improvements, equipment, permits, warranties and related documents located in Angelina County, Texas (the “Property”). The total purchase price is $11,168,864, consisting of $7,000,000 in cash at closing and the assumption of a mechanic's and materialman’s lien recorded as Instrument No. 2025-00458298 in the Official Public Records of Angelina County, Texas (the “Sim Agro Lien”). The Company deposited $250,000 in nonrefundable earnest money. The Property is being acquired on an “as-is, where-is” basis. The Company agreed to indemnify, defend, and hold the seller harmless from and against any and all losses, costs, damages, claims, demands, actions, and liabilities arising from or relating to the Sim Agro Lien, which obligation survives the closing. Closing is scheduled for April 15, 2026, subject to customary closing conditions. The transaction has not yet closed as of the date of this report. The Company is in talks to finalize a deal with Sim Agro to run operations of the facility. In November 2025, the Company signed a non-binding LOI with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company with international experience in high-efficiency generation projects, including operations across India, Europe, South Korea, the Middle East, and the United States. Negotiations remain ongoing as of the date of this report, and no definitive agreement has been executed. There can be no assurance that the parties will reach a definitive agreement or that such transaction will be consummated.

