Form 10-Q
period 2026-03-31
1606 CORP.
filed 2026-05-15
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2026, the Company had 1,006,883,646 outstanding shares of its common stock, par value $0.0001.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
Assets	(Unaudited)	2025
Current Assets
Cash	$9,041	$-
Prepaids & other current assets	61,432	16,058
Total Current Assets	70,473	16,058
Total Assets	$70,473	$16,058

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$583,730	$565,187
Accrued interest	177,710	103,439
Note payable to related party	63,456	63,456
Convertible notes, net of discount	168,598	29,782
Derivative liability	1,694,382	1,574,121
Convertible notes, net of discount, related party shareholder	1,465,213	902,385
Total Current Liabilities	4,153,089	3,238,370
Total Liabilities	4,153,089	3,238,370
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares designated; 49,078,760 and 52,421,130 shares issued and outstanding, respectively	4,908	5,242
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares designated; 90 and 90 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 770,945,971 and 472,426,803 shares issued and outstanding, respectively	77,094	47,242
Additional Paid-in Capital	5,133,941	4,957,247
Accumulated Deficit	(9,298,559)	(8,232,043)
Total Stockholders’ Deficit	(4,082,616)	(3,222,312)
Total Liabilities and Stockholders’ Deficit	$70,473	$16,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating Expenses
Selling, general and administrative	$168,472	$174,232
Total operating expenses	168,472	174,232

Operating loss	(168,472)	(174,232)

Other Income (Expenses)
Interest expense	(544,468)	(62,054)
Acquisition extension fee	(250,000)	-
Gain on debt extinguishment	9,820	25,035
Initial derivative expense	-	(142,726)
Change in fair value of derivative liabilities	(113,396)	145,638
Total other income (expenses)	(898,044)	(34,107)

Loss from operations before income taxes	(1,066,516)	(208,339)

Provision for income taxes	-	-

Net Loss	$(1,066,516)	$(208,339)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	603,713,576	124,186,666

 The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2025	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)
Share conversions	(648,568)	(65)	-	-	16,214,200	1,621	(1,556)	-	-
Common stock issued for cash	-	-	-	-	10,694,785	1,070	49,207	-	50,277
Net loss	-	-	-	-	-	-	-	(208,339)	(208,339)
Balance as of March 31, 2025	58,911,559	$5,891	90	$-	139,620,930	$13,961	$4,771,935	$(7,145,341)	$(2,353,554)

Three Months Ended March 31, 2026	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	52,421,130	$5,242	90	$-	472,426,803	$47,242	$4,957,247	$(8,232,043)	$(3,222,312)
Share conversions	(3,342,370)	(334)	-	-	83,559,250	8,356	(8,022)	-	-
Common stock issued for cash	-	-	-	-	63,714,116	6,371	30,729	-	37,100
Common stock issued notes conversion	-	-	-	-	126,245,802	12,625	131,487	-	144,112
Common stock issued for services	-	-	-	-	25,000,000	2,500	22,500	-	25,000
Net loss	-	-	-	-	-	-	-	(1,066,516)	(1,066,516)
Balance as of March 31, 2026	49,078,760	$4,908	90	$-	770,945,971	$77,094	$5,133,941	$(9,298,559)	$(4,082,616)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,066,516)	$(208,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	25,000	-
Amortization of debt discount	462,049	58,695
Change in fair value of derivative liabilities	113,396	(145,638)
Gain on debt extinguishment	(9,820)	(25,035)
Initial derivative expense	-	142,726
Changes in operating assets and liabilities:
Prepaids & other current assets	(45,374)	8,062
Accounts payable and accrued liabilities	18,543	28,887
Accrued interest	80,663	(17,036)
Net cash used in operating activities	(422,059)	(157,678)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from note payable to shareholder	194,000	163,000
Proceeds from convertible notes	200,000	76,000
Repayment of convertible notes	-	(133,392)
Proceeds from sale of common stock	37,100	50,277
Net cash provided by financing activities	431,100	155,885

Net increase (decrease) in cash	9,041	(1,793)

Cash, beginning of year	-	2,078

Cash, end of year	$9,041	$285

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$-	$-
Settlement of derivative liability	$-	$-
Conversion of loans and accrued interest into common stock	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

March 31, 2026

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

Business

The Company is an AI company specializing in building and merchandizing AI Chatbots for the CBD industry and AI Chatbots for public companies. During the fourth quarter of 2025 and continuing into 2026, the Company's strategic focus has shifted toward the acquisition and development of power infrastructure and energy assets to support data center and AI-related operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of March 31, 2026, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report. The financial statements do not include any adjustments to the recovery and classification of recorded asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at December 31, 2025, has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates. Significant estimates in the accompanying financial statements include valuation of notes receivable, valuation of derivative liabilities, valuation of stock-based costs, and valuation of deferred tax assets.

Cash

Cash consists of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At March 31, 2026 and December 31, 2025, the allowance for credit losses balance is $0.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026, and 2025 was 1,226,969,000 and 1,472,788,975, respectively, related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At March 31, 2026 and 2025, 770,945,971 and 139,620,930 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for periods then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2026, and 2025. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivative liabilities for the period ended March 31, 2026:

Balance - December 31, 2025	$1,574,121
Additions to debt discount	94,329
Initial derivative expense	-
Settlements	(87,464)
Change in fair value	113,396
Balance – March 31, 2026	$1,694,382

During 2026 and 2025, the Company issued note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequently issued resulted in derivative liabilities.

Settlements of derivative liabilities are the result of conversions or repayments of the underlying note payable agreements. The fair value of the bifurcated derivative related to the amounts converted or repaid are included in the (gain) loss on debt extinguishment in the accompanying statement of operations.

At March 31, 2026, and for three months then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0011 to $0.0018; risk-free interest rates ranging from 3.55% to 3.62%; expected volatility of the Company’s common stock ranging from 179% to 181% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0004 to $0.0006; terms of zero to ten months; and an expected probability of occurrence of note default of 10%.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Segment expenses:
Selling, general and administrative	$168,472	$174,232
Operating loss	(168,472)	(174,232)
Plus:
Interest expense	(544,468)	(62,054)
Acquisition extension fee	(250,000)	-
Gain on debt extinguishment	9,820	25,035
Initial derivative expense	-	(142,726)
Change in fair value of derivative liabilities	(113,396)	145,638
Segment Net loss	$(1,066,516)	$(208,339)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Transactions

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $13,482 and $12,700 at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company borrowed $194,000 in a series of cash payments from the Company's former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and was originally due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company's common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The note matured on December 31, 2025 and is currently in default. The convertible promissory note principal balance totals $2,037,184 at March 31, 2026. (See Note 4)

NOTE 4 – DEBT

Promissory Notes Payable - Related Party

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $13,482 and $12,700 at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company borrowed $194,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $2,037,184 at March 31, 2026.

Convertible Notes Payable and Derivatives

As of March 31, 2026, the Company had four notes payable outstanding, three of which are convertible only upon an event of default, and one of them is convertible after 180 days or an event of default. The conversion features meet the definition of a derivative liability. On March 17, 2026, the board of directors approved the issuance to Gregory Lambrecht of an Amended and Restated Promissory Note in the principal amount of $1,885,050, which is discussed further below.

A note with a balance of $89,320, has a maturity date of August 15, 2026, a note with a balance of $94,300 has a maturity date of November 15, 2026, a note with a balance of $151,800 has a maturity date of January 15, 2027, and the larger related party note for $2,037,184 has a maturity date of December 31, 2025 and therefore is considered in default. The notes carry interest rates ranging from 8% to 13%. The notes with the lenders have cross default provisions only between the notes of that lender. As of March 31, 2026, no notes were in cross default.

On March 4, 2025, the Company issued a note payable for $85,050, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $223,726 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $81,000. This note is convertible at a 30% discount from the market price, as defined. The balance at March 31, 2026, and December 31, 2025, was $0 and $18,210. The $18,210 was converted into common stock during the three months ended March 31, 2026.

On August 6, 2025, the Company issued a note payable to a related party (converted from a non-convertible note) which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $1,642,776 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $1,642,776. This note is convertible at a 25% discount from the market price, as defined. The balance at March 31, 2026 was $2,037,184.

On November 19, 2025, the Company issued a note payable for $89,320, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $72,445 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $72,445. This note is convertible at a 30% discount from the market price. The balance at March 31, 2026 was $89,320.

On February 18, 2026, the Company issued an OID note payable for $94,300 and received proceeds of $75,000 net of OID of $12,300 and fees of $7,000, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $61,927 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $61,927. This note is convertible at a 30% discount from the market price. The balance at March 31, 2026 was $94,300.

On March 9, 2026, the Company issued an OID note payable for $151,800 and received proceeds of $125,000 net of OID of $19,800 and fees of $7,000, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $32,402 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $32,402. This note is convertible at a 30% discount from the market price. The balance at March 31, 2026 was $151,800.

Each 2026 note contains standard events of default. Upon an event of default, the note becomes immediately due and payable and is subject to a default provision equal to 150% of the outstanding principal and accrued interest. The holder may also convert the outstanding balance, including the default amount, into common stock.

During the three months ended March 31, 2026, the Company borrowed $194,000 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a promissory note. The promissory note is not secured by Company assets, does not bear interest and is due in full on December 31, 2025. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550 at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. In addition, all accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a twenty-five percent (25%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $2,037,184 as of March 31, 2026.

During the three months ended March 31, 2026, the Company issued 126,245,802 shares of its common stock with a fair value of $143,861 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $66,217, resulting in net loss on debt extinguishment of $77,644. The embedded conversion of the derivatives were settled with a gain if $87,464, resulting in a net gain on extinguishment of $9,820.

During the three months ended March 31, 2026, the Company amortized $462,049 of debt discount resulting in an unamortized debt discount of $738,794 as of March 31, 2026. Accrued interest as of March 31, 2026 was $177,711.

Convertible notes due to related and non-related parties were as of March 31, 2026 and March 31, 2025:

	March 31, 2026	December 31, 2025
Convertible notes	$2,372,604	$1,992,580
Unamortized discounts	(738,793)	(681,688)
Convertible notes, net	$1,633,811	$932,166

Scheduled maturities of the above related party promissory note payable and convertible notes payable remaining as of March 31, 2026 are as follows:

2026 (including past due amounts)	2,436,060
Total	$2,436,060

NOTE 5 - CAPITAL STOCK

Capital Stock

As of March 31, 2026, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the three months ended March 31, 2026, the Company issued 359,714,858 shares of its common stock, including:

-	83,559,250 shares of its common stock upon conversion of 3,342,370 shares of Class A preferred stock;
-	63,714,116 shares of its common stock for a total purchase price of $37,100, net of offering costs of $2,485;
-

126,245,802 shares of its common stock with a fair value of $143,861 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $66,217, resulting in net gain on debt extinguishment of $9,820.

-	25,000,000 shares of its common stock for services provided, valued at $25,000 based on the closing market price of the common shares on the grant date.

During the three months ended March 31, 2025, the Company issued 26,908,985 shares of its common stock, including:

-	16,214,200 shares of its common stock upon conversion of 648,568 shares of Class A preferred stock;
-	10,694,785 shares of its common stock for a total purchase price of $50,277, net of offering costs of $3,075.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the three months ended March 31, 2026, 3,342,370 shares of Class A preferred stock were converted into 83,559,250 common shares.

During the three months ended March 31, 2025, 648,568 shares of Class A preferred stock were converted into 16,214,200 common shares.

As of March 31, 2026, the Company had 49,078,760 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

As of March 31, 2026 and 2025, the Company had 90 shares of Series B preferred stock outstanding.

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

On May 2, 2026, the Company entered into an Agreement and Plan of Stock Exchange with Sim Agro Inc., pursuant to which the Company will acquire a majority controlling interest in Sim Agro Inc., a global power-plant operations and energy infrastructure company. The transaction remains subject to customary closing conditions, including stockholder approvals, and other conditions described in Note 7.

Sim Agro generates revenue through the operation of and consulting services for power-generation projects. Upon closing, Sim Agro is expected to become the Company’s primary operating platform for the development, acquisition and management of power and energy infrastructure assets.

The acquisition is intended to support the Company’s strategic expansion into captive power generation and data-center infrastructure supporting artificial intelligence and high-performance computing markets.

Jefferson Enterprise Energy, LLC

On March 12, 2026, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Jefferson Enterprise Energy, LLC, a Texas limited liability company, to acquire certain real property, improvements, equipment, permits, warranties and related documents located in Angelina County, Texas (the “Property”). The total purchase price is $11,168,864, consisting of $7,000,000 in cash at closing and the assumption of a mechanic's and materialman’s lien recorded as Instrument No. 2025-00458298 in the Official Public Records of Angelina County, Texas (the “Sim Agro Lien”). The Company deposited $250,000 in nonrefundable earnest money, which is reflected as other expense in the accompanying statement of operations. The Property is being acquired on an “as-is, where-is” basis. The Company agreed to indemnify, defend, and hold the seller harmless from and against any and all losses, costs, damages, claims, demands, actions, and liabilities arising from or relating to the Sim Agro Lien, which obligation survives the closing.

On April 13, 2026, the Company entered into a First Amendment to Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC, amending that certain Purchase and Sale Agreement effective March 12, 2026, relating to the Company’s acquisition of certain real property and related assets located in Angelina County, Texas. The amendment extended the closing date from April 15, 2026 to May 22, 2026, while maintaining the total purchase price of $11,168,864. In consideration for the extension, the $250,000 previously deposited by the Company as earnest money was deemed fully earned by the seller as a non-refundable extension fee and will not be credited against the purchase price at closing, regardless of whether the transaction closes or is terminated. The Company is further required, upon the seller’s written request during the extension period, to provide reasonable documentation demonstrating its financial ability to close, including financing term sheets, commitment letters, or evidence of available funds. Although the First Amendment was executed on April 13, 2026 (subsequent to March 31, 2026), because the $250,000 earnest money was nonrefundable as of the original March 12, 2026 Purchase and Sale Agreement date (except in the event of Seller's failure to perform at closing), the Company recognized the full $250,000 as acquisition extension fee expense during the quarter ended March 31, 2026.

On May 2, 2026, the Company entered into a definitive agreement to acquire a majority controlling interest in Sim Agro Inc., a global power-plant operations and energy infrastructure assets. The acquisition is intended to support the Company's strategic expansion into captive power generation and data-center infrastructure supporting artificial intelligence and high-performance computing markets.

Sim Agro generates revenue through the operation of and consulting services for power-generation projects. Upon closing, Sim Agro is expected to become the Company’s primary operating platform for the development, acquisition and management of power and energy infrastructure assets. The acquisition is intended to support the Company’s strategic expansion into captive power generation and data-center infrastructure supporting artificial intelligence and high-performance computing markets.

The acquisition of the property and plant in Lufkin is still pending.

Placement Agent Agreement

On February 17, 2026, the Company entered into an engagement agreement with Moody Capital Solutions, Inc., a FINRA/SIPC member, pursuant to which Moody Capital Solutions will act as the Company’s sole and exclusive placement agent and/or financial advisor in connection with potential capital formation and financing activities. The engagement contemplates assisting the Company in raising capital to support its strategic initiatives, including the acquisition and development of power generation and data center infrastructure assets. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 17, 2026 to disclose this engagement. No assurance can be given that any financing will be successfully completed under this arrangement.

NOTE 7 – SUBSEQUENT EVENTS

On April 2, 2026, Greg Lambrecht converted $45,600 of the outstanding convertible promissory note into 76,000,000 shares of the Company's common stock, pursuant to the terms of the applicable debt agreement.

On April 10, 2026, Jennifer Fuas converted 1,509,200 shares of preferred stock into 37,730,000 shares of common stock in accordance with the applicable conversion provisions.

On April 13, 2026, the Company entered into a First Amendment to Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC, amending that certain Purchase and Sale Agreement effective March 12, 2026, relating to the Company’s acquisition of certain real property and related assets located in Angelina County, Texas. The amendment extended the closing date from April 15, 2026 to May 22, 2026, while maintaining the total purchase price of $11,168,864. In consideration for the extension, the $250,000 previously deposited by the Company as earnest money was deemed fully earned by the seller as a non-refundable extension fee and will not be credited against the purchase price at closing, regardless of whether the transaction closes or is terminated. The Company is further required, upon the seller’s written request during the extension period, to provide reasonable documentation demonstrating its financial ability to close, including financing term sheets, commitment letters, or evidence of available funds.

On May 2, 2026, the Company entered into an Agreement and Plan of Stock Exchange with Sim Agro Inc. pursuant to which the Company will acquire a majority interest in Sim Agro in a strategic stock exchange transaction that has not yet closed. Upon closing, Sim Agro will issue shares representing 51% of its issued and outstanding capital stock on a fully diluted basis to the Company, and the Company will issue an aggregate of 150,000,000 shares of its common stock to Karthik Raghavan, the sole stockholder of Sim Agro, at closing, and an additional 100,000,000 shares of common stock on January 1, 2027, unless the Company elects to satisfy such obligation in cash in the amount of $2,100,000, subject to the terms of the agreement. Following closing, the Company will have the right for a period of 36 months to acquire additional newly issued shares of Sim Agro sufficient to increase its ownership interest up to 81% on a fully diluted basis in exchange for additional shares of the Company’s common stock based on the agreed valuation ratio. In connection with the transaction, the Company will assume approximately $2,324,033 of trade payables owed by Sim Agro to ENMAS EPC Power Projects Limited, which will be restructured at closing through the issuance of a $422,322 promissory note bearing interest at 10% per annum and maturing 18 months following closing, together with the issuance of 25,000,000 shares of the Company’s common stock to ENMAS. The transaction is subject to customary closing conditions, including stockholder approvals, regulatory approvals including FINRA approval of the related share issuance, absence of governmental prohibitions, absence of material adverse effect, and delivery of customary closing documentation, and may be terminated if closing has not occurred within 120 days of execution.

No other material subsequent events were identified that would require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward- looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Forward- Looking Statements.”

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

Strategic Shift Toward Power Infrastructure and Data Center Operations

While the Company continues to maintain its AI chatbot technology, during the fourth quarter of 2025 and continuing into 2026, the Company's strategic focus has shifted toward the acquisition and development of power infrastructure and energy assets to support data center and AI-related operations.

In November 2025, the Company signed a non-binding Letter of Intent ("LOI") with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company with international experience in high-efficiency generation projects, including operations across India, Europe, South Korea, the Middle East, and the United States. As originally contemplated, Sim Agro would acquire a controlling interest in the Company, creating a public platform for Sim Agro's strategic expansion into power generation and data center infrastructure. On May 4, 2026, 1606 Corp. (the “Company”) entered into a definitive agreement to acquire a majority controlling interest in Sim Agro Inc., a global power-plant operations and energy infrastructure company. The transaction remains subject to customary closing conditions.

Sim Agro generates revenue through the operation of and consulting services for power-generation projects. Upon closing, Sim Agro is expected to become the Company’s primary operating platform for the development, acquisition and management of power and energy infrastructure assets.

The acquisition is intended to support the Company’s strategic expansion into captive power generation and data-center infrastructure supporting artificial intelligence and high-performance computing markets.

On December 3, 2025, the Company received a $6 million investment commitment letter from ENMAS EPC Power Projects Limited to support the Company's strategic growth and expansion initiatives, including the potential acquisition of power generation and energy infrastructure assets.

On March 12, 2026, the Company entered into a Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC to acquire approximately 132 acres of real property in Lufkin, Angelina County, Texas, including a 55-megawatt power generation facility and a 50,000-square-foot climate-controlled warehouse the Company believes is suitable for data center deployment. The total purchase price is $11,168,864, consisting of $7,000,000 in cash at closing and the assumption of a mechanic's and materialman's lien. The Company deposited $250,000 in earnest money at signing. On April 13, 2026, the Company and Jefferson Enterprise Energy entered into the First Amendment to the Purchase and Sale Agreement (the "First Amendment"), extending the closing date from April 15, 2026 to May 22, 2026. Pursuant to the First Amendment, the $250,000 previously deposited by the Company as earnest money was deemed fully earned by the Seller as a non-refundable extension fee and shall not be credited against the purchase price at closing, regardless of whether the closing occurs or the Agreement is terminated. During the extension period, the Company is required, upon Seller's written request, to provide information reasonably requested by Seller to verify the Company's financial ability to close, including term sheets, commitment letters, or evidence of available funds. The acquisition of the property and plant in Lufkin is still pending.

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

Results from Operations – For the three months ended March 31, 2026, as compared to March 31, 2025

Net Revenue. For the three months ended March 31, 2026 and 2025, we generated no revenue.

Cost of Goods Sold. For the three months ended March 31, 2026 and 2025, there were no cost of goods sold.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the three months ended March 31, 2026, and 2025.

Operating Expenses. For the three months ended March 31, 2026 and 2025, total operating expenses were $168,472 and $174,232, respectively. The decrease was primarily due to a decrease in marketing expenses.

Net Loss. For the three months ended March 31, 2026 and 2025, net loss was $1,066,516 and $208,339, respectively. The significant increase in net loss was primarily due to a substantial increase in interest expense of $544,468 (compared to $62,054 in the prior year period), driven by the amortization of debt discount on convertible notes, and the recognition of a $250,000 non-refundable acquisition extension fee in connection with the Jefferson Enterprise Energy Purchase and Sale Agreement.

Liquidity and Capital Resources

As of March 31, 2026, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

To continue operations for the next 12 months, exclusive of the Texas property acquisition, we estimate a cash need of approximately $1,000,000. In addition, the Company is obligated under the Purchase and Sale Agreement, as amended by the First Amendment dated April 13, 2026, to pay $7,000,000 in cash at the closing of the Texas property acquisition, currently scheduled to occur on or before May 22, 2026. The $250,000 previously deposited as earnest money has been deemed fully earned by the Seller as a non-refundable extension fee and will not be credited against the purchase price. The acquisition of the property and plant in Lufkin is still pending. Should we not be able to fulfill our cash needs through the increase of revenue, we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). Our plans to pay off current liabilities through sales and increasing revenue through sales of our services and or products, or through financing activities as mentioned above, although there is no guarantee that we will ultimately do so.

Operating Activities

Net cash used in operating activities was $422,059 for the three months ended March 31, 2026, primarily as a result of our net loss of $1,066,516 change in fair value of derivative liabilities of $113,396, gain on debt extinguishment of $9,820, amortization of debt discount of $462,049, and net changes in operating assets and liabilities of $53,832.

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

Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

During the three months ended March 31, 2026, our financing activities provided cash of $431,100, including $37,100 net proceeds from the sale of our common stock, $200,000 in proceeds from convertible notes, and $194,000 in proceeds from the convertible note payable to our former CEO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, the Company issued the following shares of its common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"): (i) 83,559,250 shares upon conversion of 3,342,370 shares of Class A Preferred Stock, issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act; (ii) 63,714,116 shares for total cash proceeds of $37,100 (net of offering costs of $2,485), issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D; (iii) 126,245,802 shares upon conversion of convertible notes in the aggregate principal amount of $66,217, issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act; and (iv) 25,000,000 shares for consulting services valued at $25,000, issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. No commissions were paid in connection with any of the foregoing issuances.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

1606 Corp.

Dated: May 15, 2026	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

