Form 10-Q
period 2026-06-30
1606 CORP.
filed 2026-08-14
CIK 1877461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2026, the Company had 1,342,039,105 outstanding shares of its common stock, par value $0.0001.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1606 CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash	$288	$-
Prepaids & other current assets	41,293	16,058
Total Current Assets	41,581	16,058
Deposit on property purchase	-	-
Total Assets	$41,581	$16,058

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$604,042	$565,187
Accrued interest	233,614	103,439
Note payable to related party	63,456	63,456
Convertible notes, net of discount	343,020	29,782
Derivative liability	829,211	1,574,121
Convertible notes, net of discount, related party shareholder	1,903,307	902,385
Total Current Liabilities	3,976,650	3,238,370
Total Liabilities	3,976,650	3,238,370
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Undesignated Preferred Stock, par value $0.0001; 39,999,900 authorized; no shares issued and outstanding	-	-
Class A Convertible Preferred Stock, par value $0.0001 per share, 60,000,000 shares designated; 42,680,253 and 52,421,130 shares issued and outstanding, respectively	4,268	5,242
Series B Super Voting Preferred Stock, par value $0.0001 per share, 100 shares designated; 90 and 90 shares issued and outstanding, respectively	-	-
Common stock, par value $0.0001 per share, 5,000,000,000 shares authorized; 1,342,039,105 and 472,426,803 shares issued and outstanding, respectively	134,202	47,242
Additional Paid-in Capital	5,346,083	4,957,247
Accumulated Deficit	(9,419,622)	(8,232,043)
Total Stockholders’ Deficit	(3,935,069)	(3,222,312)
Total Liabilities and Stockholders’ Deficit	$41,581	$16,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating Expenses
Selling, general and administrative	154,746	117,084	$323,218	$291,316
Total operating expenses	154,746	117,084	323,218	291,316

Operating loss	(154,746)	(117,084)	(323,218)	(291,316)

Other Income (Expenses)
Interest expense	(581,586)	(63,121)	(1,126,054)	(125,175)
Acquisition extension fee	(200,000)	-	(450,000)	-
Gain on debt extinguishment	47,169	22,011	56,989	47,046
Initial derivative expense	-	-	-	(142,726)
Change in fair value of derivative liabilities	768,100	(51,917)	654,704	93,721
Total other income (expenses)	33,683	(93,027)	(864,361)	(127,134)

Loss from operations before income taxes	(121,063)	(210,111)	(1,187,579)	(418,450)

Provision for income taxes	-	-	-	-

Net Loss	$(121,063)	$(210,111)	$(1,187,579)	$(418,450)

Deemed dividend	-	-	-	-

Net Loss attributable to common stockholders	$(121,063)	$(210,111)	$(1,187,579)	$(418,450)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	1,052,560,477	144,333,872	829,376,936	134,289,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2025	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	59,560,127	$5,956	90	$-	112,711,945	$11,270	$4,724,284	$(6,937,002)	$(2,195,492)
Share conversions	(1,322,176)	(132)	-	-	33,054,400	3,305	(3,173)	-	-
Common stock issued for cash	-	-	-	-	18,494,785	1,850	69,242	-	71,092
Net loss	-	-	-	-	-	-	-	(418,450)	(418,450)
Balance as of June 30, 2025	58,237,951	$5,824	90	$-	164,261,130	$16,425	$4,790,353	$(7,355,452)	$(2,542,850)

Six Months Ended June 30, 2026	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	52,421,130	$5,242	90	$-	472,426,803	$47,242	$4,957,247	$(8,232,043)	$(3,222,312)
Share conversions	(9,740,877)	(974)	-	-	243,521,925	24,352	(23,378)	-	-
Common stock issued for cash	-	-	-	-	109,825,188	10,982	50,630	-	61,612
Common stock issued notes conversion	-	-	-	-	476,265,189	47,626	325,584	-	373,210
Common stock issued for services	-	-	-	-	40,000,000	4,000	36,000	-	40,000
Net loss	-	-	-	-	-	-	-	(1,187,579)	(1,187,579)
Balance as of June 30, 2026	42,680,253	$4,268	90	$-	1,342,039,105	$134,202	$5,346,083	$(9,419,622)	$(3,935,069)

Three Months Ended June 30, 2025	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	58,911,559	5,891	90	-	139,620,930	13,961	4,771,935	(7,145,341)	(2,353,554)
Share conversions	(673,608)	(67)	-	-	16,840,200	1,684	(1,617)	-	-
Common stock issued for cash	-	-	-	-	7,800,000	780	20,035	-	20,815
Net loss	-	-	-	-	-	-	-	(210,111)	(210,111)
Balance as of June 30, 2025	58,237,951	5,824	90	-	164,261,130	16,425	4,790,353	(7,355,452)	(2,542,850)

Three Months Ended June 30, 2026	Series A Convertible		Series B Super Voting				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	49,078,760	4,908	90	-	770,945,971	77,094	5,133,941	(9,298,559)	(4,082,616)
Share conversions	(6,398,507)	(640)	-	-	159,962,675	15,996	(15,356)	-	-
Common stock issued for cash, net of offering cost	-	-	-	-	46,111,072	4,611	19,901	-	24,512
Common stock issued upon note conversion	-	-	-	-	350,019,387	35,001	194,097	-	229,098
Common stock issued for services	-	-	-	-	15,000,000	1,500	13,500	-	15,000
Net loss	-	-	-	-	-	-	-	(121,063)	(121,063)
Balance as of June 30, 2026	42,680,253	4,268	90	-	1,342,039,105	134,202	5,346,083	(9,419,622)	(3,935,069)

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,187,579)	$(418,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services provided	40,000	-
Amortization of debt discount	968,115	116,775
Change in fair value of derivative liabilities	(654,704)	(93,721)
Gain on debt extinguishment	(56,989)	(47,046)
Initial derivative expense	-	142,726
Changes in operating assets and liabilities:
Prepaids & other current assets	(25,235)	(16,839)
Accounts payable and accrued liabilities	38,855	68,738
Accrued interest	151,276	(28,868)
Net cash used in operating activities	(726,261)	(276,685)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible note payable to shareholder	339,500	374,000
Proceeds from convertible notes	393,000	76,000
Repayment of convertible notes	(67,563)	(244,622)
Proceeds from sale of common stock	61,612	71,092
Net cash provided by financing activities	726,549	276,470

Net increase (decrease) in cash	288	(215)

Cash, beginning of period	-	2,078

Cash, end of period	$288	$1,863

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Discount on convertible notes payable from derivative liability	$-	$81,000
Settlement of derivative liability	$-	$-
Conversion of loans and accrued interest into common stock	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1606 Corp.

Notes to Condensed Financial Statements

June 30, 2026

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As of June 30, 2026, the Company has yet to achieve significant profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report. The financial statements do not include any adjustments to the recovery and classification of recorded asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at December 31, 2025, has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

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

Accounts Receivable and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Under the current expected credit loss method of ASC 326, estimated probable losses are charged to expense. The allowance is provided based upon a review of the individual accounts outstanding expected future write-offs, prior history of uncollectable accounts receivable and existing economic conditions. At June 30, 2026 and December 31, 2025, the allowance for credit losses balance is $0.

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

Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method, and are excluded from the calculation of weighted average dilutive common shares, to the extent they are issued and outstanding, because their effect would be anti-dilutive. The number of potentially dilutive shares excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026, and 2025 was 1,067,006,325 and 1,455,948,775, respectively, related to the Company’s Class A convertible preferred stock. These shares were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

At June 30, 2026 and 2025, 1,342,039,105 and 164,261,130 shares of the Company’s common stock were outstanding, respectively. These share amounts are utilized for the calculation of basic and diluted earnings per share for periods then ended.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2026, and 2025. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivative liabilities for the period ended June 30, 2026:

Balance - December 31, 2025	$1,574,121
Additions to debt discount	118,959
Settlements	(209,165)
Change in fair value	(654,704)
Balance – June 30, 2026	$829,211

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

At June 30, 2026, and for six months then ended, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock ranging from $0.0003 to $0.0018; risk-free interest rates ranging from 3.55% to 4.01%; expected volatility of the Company’s common stock ranging from 94% to 184% based on the volatility of comparable publicly traded entities; and exercise prices ranging from $0.0001 to $0.0008; terms of zero to ten months; and an expected probability of occurrence of note default of 10%.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Segment expenses:
Selling, general and administrative	$323,218	$291,316
Operating loss	(323,218)	(291,316)
Plus:
Interest expense	(1,126,054)	(125,175)
Acquisition extension fee	(450,000)	-
Gain on debt extinguishment	56,989	47,046
Initial derivative expense	-	(142,726)
Change in fair value of derivative liabilities	654,704	93,721
Segment Net loss	$(1,187,579)	$(418,450)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Transactions

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456 which is reflected as note payable to related party on the balance sheet. 1606 Corp. was originally a division of Singlepoint until April 2021, when Singlepoint spun off 1606 Corp. through a stock distribution to its shareholders. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totalled $14,273 and $12,700 at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the Company borrowed $339,500 in a series of cash payments from the Company's former CEO and shareholder in exchange for the issuance of a convertible promissory note. The convertible promissory note is not secured by Company assets. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. Pursuant to a further addendum dated June 9, 2026, the maturity date of the note was extended to December 31, 2026 and the conversion terms were amended. All accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company's common stock at a fifty percent (50%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $2,064,584 at June 30, 2026. (See Note 4)

NOTE 4 - DEBT

Promissory Notes Payable - Related Party

In June 2021, the Company entered into an Asset Purchase Agreement with Singlepoint to purchase certain assets in exchange for the issuance of a promissory note (the “Note”) for $63,456, which is reflected as a note payable to a related party in accompanying balance sheet. The Note bears interest at 5%, has a three-year term, and is due in monthly installments of $1,902 beginning August 1, 2021. The Company has not made any payments on the Note and is currently in default. Accrued interest on the Note totaled $14,273 and $12,700 at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the Company borrowed $339,500 in a series of cash payments from the Company's former CEO and shareholder in exchange for the issuance of a convertible promissory note. The convertible promissory note is not secured by Company assets. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. Pursuant to a further addendum dated June 9, 2026, the maturity date of the note was extended to December 31, 2026 and the conversion terms were amended. All accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company's common stock at a fifty percent (50%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible promissory note principal balance totals $2,064,584 at June 30, 2026.

Convertible Notes Payable and Derivatives

As of June 30, 2026, the Company had five notes payable outstanding, four of which are convertible only upon an event of default, and one of them is convertible after 180 days or an event of default. The conversion features meet the definition of a derivative liability. Because the Company’s former CEO and shareholder, Gregory Lambrecht, has advanced funds to the Company from time to time in a series of cash payments, the related party note has been periodically amended and restated to reflect the increasing outstanding principal balance. The note traces its origin to a promissory note originally dated November 8, 2021, and was most recently amended and restated pursuant to an Amended and Restated Promissory Note dated December 31, 2025, the outstanding principal balance of which was $2,037,184.36 as of March 31, 2026. Pursuant to the June 9, 2026 addendum described below, the maturity date of the note was extended to December 31, 2026 and the conversion terms were amended.

A note with a balance of $94,300 has a maturity date of November 15, 2026, a note with a balance of $151,800 has a maturity date of January 15, 2027, a note with a balance of $115,000 has a maturity date of March 15, 2027, a note with a balance of $100,000 has a maturity date of November 30, 2026, and the larger related party note for $2,064,584 has a maturity date of December 31, 2026. The notes carry interest rates ranging from 8% to 24%. The notes with the lenders have cross default provisions only between the notes of that lender. As of June 30, 2026, no notes were in cross default.

On March 4, 2025, the Company issued a note payable for $85,050, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $223,726 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $81,000. This note is convertible at a 30% discount from the market price, as defined. The balance at June 30, 2026, and December 31, 2025, was $0 and $18,210. The $18,210 was converted into common stock during the six months ended June 30, 2026.

On August 6, 2025, the Company issued a note payable to a related party (converted from a non-convertible note) which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $1,642,776 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $1,642,776. Pursuant to the June 9, 2026 addendum, this note is convertible at a 50% discount from the closing bid price of the Company's common stock, subject to the applicable beneficial ownership limitation. The balance at June 30, 2026 was $2,064,584.

On November 19, 2025, the Company issued a note payable for $89,320, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $72,445 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $72,445. This note is convertible at a 30% discount from the market price. The balance at June 30, 2026 and December 31, 2025, was $0 and $89,320. The $41,757 was converted into common stock and $47,563 was repaid during the six months ended June 30, 2026.

On February 18, 2026, the Company issued an OID note payable for $94,300 and received proceeds of $75,000 net of OID of $12,300 and fees of $7,000, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $61,927 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $61,927. This note is convertible at a 30% discount from the market price. The balance at June 30, 2026 was $94,300.

On March 9, 2026, the Company issued an OID note payable for $151,800 and received proceeds of $125,000 net of OID of $19,800 and fees of $7,000, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $32,402 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $32,402. This note is convertible at a 30% discount from the market price. The balance at June 30, 2026 was $151,800.

On May 19, 2026, the Company issued an OID note payable for $115,000 and received proceeds of $93,000 net of OID of $15,000 and fees of $7,000, which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $24,630 upon issuance and recorded as a derivative liability, resulting in additional debt discounts totaling $24,630. This note is convertible at a 30% discount from the market price. The balance at June 30, 2026 was $115,000.

On May 30, 2026, the Company issued a convertible promissory note in the principal amount of $100,000, bearing interest at 24% per annum and maturing on November 30, 2026. The note is unsecured and becomes convertible into shares of the Company’s common stock beginning six months after the issuance date at a conversion price equal to a 30% discount to the closing price of the common stock on the date of conversion, subject to a floor price of $0.0005 per share. Because there is a floor price, no derivative liability was recognized in connection with the note as of June 30, 2026. The balance at June 30, 2026 was $100,000.

Each 2026 note contains standard events of default. Upon an event of default, the note becomes immediately due and payable and is subject to a default provision equal to 150% of the outstanding principal and accrued interest. The holder may also convert the outstanding balance, including the default amount, into common stock.

During the six months ended June 30, 2026, the Company borrowed $339,500 in a series of cash payments from the Company’s former CEO and shareholder in exchange for the issuance of a convertible promissory note. The convertible promissory note is not secured by Company assets. Pursuant to an addendum dated August 6, 2025, the note was amended to reflect a revised principal balance of $1,739,550, at the addendum date, and to accrue interest at a rate of ten percent (10%) per annum. Pursuant to a further addendum dated June 9, 2026, the maturity date of the note was extended to December 31, 2026 and the conversion terms were amended. All accrued and unpaid interest and principal are convertible, at the option of the holder, into shares of the Company’s common stock at a fifty percent (50%) discount to the closing bid price of the common stock on the date of conversion, subject to the beneficial ownership limitation described in the addendum. The convertible note principal balance totals $2,064,584 as of June 30, 2026.

During the six months ended June 30, 2026, the Company issued 476,265,189 shares of its common stock with a fair value of $372,959 based on the closing market price on the conversion dates upon conversion of convertible notes and accrued interest in the amount of $199,683 and $21,099 respectively, resulting in net loss on debt extinguishment of $152,177. The embedded conversion of the derivatives were settled with a gain of $209,165, resulting in a net gain on extinguishment of $56,989.

During the six months ended June 30, 2026, the Company amortized $968,115 of debt discount resulting in an unamortized debt discount of $279,357 as of June 30, 2026. Accrued interest as of June 30, 2026 was $233,614.

Convertible notes due to related and non-related parties were as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Convertible notes	$2,525,684	$1,992,580
Unamortized discounts	(279,357)	(1,060,414)
Convertible notes, net	$2,246,327	$932,166

Scheduled maturities of the above related party promissory note payable and convertible notes payable remaining as of June 30, 2026 are as follows:

2026 (including past due amounts)	2,322,340
2027	266,800
Total	$2,589,140

NOTE 5 - CAPITAL STOCK

Capital Stock

As of June 30, 2026, the Company’s authorized capital stock consists of 5,000,000,000 shares of common stock at $0.0001 par value per share and 100,000,000 shares of preferred stock at $0.0001 par value per share. The Company has designated 60,000,000 shares of preferred stock as Class A convertible preferred stock (the “Class A Preferred Stock”), and 100 shares of preferred stock as Series B super voting preferred stock (the “Series B Preferred Stock”). The remaining 39,999,900 of preferred stock remains undesignated.

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

During the six months ended June 30, 2026, the Company issued 869,612,302 shares of its common stock, including:

-	243,521,925 shares of its common stock upon conversion of 9,740,877 shares of Class A preferred stock;
-	109,825,188 shares of its common stock for a total purchase price of $61,612, net of offering costs of $3,794;
-

476,265,189 shares of its common stock with a fair value of $372,959 based on the closing market price on the conversion dates upon conversion of convertible notes in the amount of $220,782, resulting in net gain on debt extinguishment of $56,989.

-	40,000,000 shares of its common stock for services provided, valued at $40,000 based on the closing market price of the common shares on the grant date.

During the six months ended June 30, 2025, the Company issued 51,549,185 shares of its common stock, including:

-	33,054,400 shares of its common stock upon conversion of 1,322,176 shares of Class A preferred stock;
-	18,494,785 shares of its common stock for a total purchase price of $75,192, net of offering costs of $4,100.

Class A Preferred Stock

The Class A preferred stock has certain material rights and preferences (as is more fully set forth in the Certificate of Designation of the Class A Preferred Stock).

During the six months ended June 30, 2026, 9,740,877 shares of Class A preferred stock were converted into 243,521,925 common shares.

During the six months ended June 30, 2025, 1,322,176 shares of Class A preferred stock were converted into 33,054,400 common shares.

As of June 30, 2026, the Company had 42,680,253 shares of Class A preferred stock outstanding, of which 15,958,767 shares are held by the Company’s CEO. The former officers and directors of Singlepoint hold the remaining shares of the Class A preferred stock.

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

As of June 30, 2026 and 2025, the Company had 90 shares of Series B preferred stock outstanding.

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

On April 13, 2026, the Company entered into a First Amendment to Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC, amending that certain Purchase and Sale Agreement effective March 12, 2026, relating to the Company’s acquisition of certain real property and related assets located in Angelina County, Texas. The amendment extended the closing date from April 15, 2026 to May 22, 2026, while maintaining the total purchase price of $11,168,864. In consideration for the extension, the $250,000 previously deposited by the Company as earnest money was deemed fully earned by the seller as a non-refundable extension fee and will not be credited against the purchase price at closing, regardless of whether the transaction closes or is terminated. The Company is further required, upon the seller’s written request during the extension period, to provide reasonable documentation demonstrating its financial ability to close, including financing term sheets, commitment letters, or evidence of available funds. Although the First Amendment was executed on April 13, 2026, because the $250,000 earnest money was nonrefundable as of the original March 12, 2026 Purchase and Sale Agreement date (except in the event of Seller's failure to perform at closing), the Company recognized the full $450,000 as acquisition extension fee expense during the quarter ended June 30, 2026.

On May 27, 2026, the Company and Jefferson Enterprise Energy, LLC entered into a Second Amendment to the Purchase and Sale Agreement, which further extended the closing date to October 31, 2026 and provided for an extension fee of $312,000.

On June 2, 2026, the Company entered into a Third Amendment to the Purchase and Sale Agreement. Pursuant to the Third Amendment, the parties acknowledged that the Seller had received $200,000 of the $312,000 extension fee and agreed that the remaining $112,000 balance would be paid on or before June 30, 2026.

On July 10, 2026, the Company entered into a Fourth Amendment to the Purchase and Sale Agreement, which modified the payment schedule for the remaining $112,000 extension fee balance. Under the Fourth Amendment, the remaining balance is payable in four equal installments of $28,000, due on July 15, August 15, September 15, and October 15, 2026, respectively. Except as expressly modified by the Fourth Amendment, the Purchase and Sale Agreement, as previously amended, remains in full force and effect.

As of the date of this report, the closing date under the Purchase and Sale Agreement remains October 31, 2026, and the Company continues to pursue completion of the acquisition.

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

Subsequent to entering into the agreement, the parties have engaged in discussions regarding a potential mutual termination of the proposed transaction. As of the date of this report, no definitive termination agreement has been executed. Accordingly, the acquisition agreement remains outstanding unless and until terminated in accordance with its terms.

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

NOTE 7 - SUBSEQUENT EVENTS

Effective July 21, 2026, Venu Aravamudan resigned as a director of the Company. On July 22, 2026, the Board of Directors accepted the resignation and fixed the authorized number of directors of the Company at two. The vacancy resulting from the resignation was not filled.

On August 7, 2026, the Company and Moody Capital Solutions, Inc. entered into Amendment No. 1 to the Company's placement agent and financial advisory engagement. Pursuant to the amendment, Moody Capital's engagement was modified from an exclusive to a non-exclusive engagement, permitting the Company to engage other placement agents, financial advisors and other parties in similar capacities. The amendment also eliminated the Company's prior exclusivity and non-solicitation obligations. Moody Capital retained its rights to fees and other compensation with respect to parties identified on an agreed protected parties schedule, including the applicable fee-tail provisions.

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

In November 2025, the Company signed a non-binding Letter of Intent ("LOI") with Sim Agro Inc. ("Sim Agro"), a privately held power plant operations and energy infrastructure company with international experience in high-efficiency generation projects, including operations across India, Europe, South Korea, the Middle East, and the United States. As originally contemplated, Sim Agro would acquire a controlling interest in the Company. On May 2, 2026, the Company entered into an Agreement and Plan of Stock Exchange with Sim Agro Inc., pursuant to which the Company will acquire a majority controlling interest in Sim Agro. The transaction has not closed and remains subject to customary closing conditions, including stockholder approvals and the other conditions described in Note 7 to the financial statements.

Subsequent to entering into the agreement, the parties have engaged in discussions regarding a potential mutual termination of the proposed transaction. As of the date of this report, no definitive termination agreement has been executed, and the acquisition agreement remains outstanding unless and until terminated in accordance with its terms.

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

On April 13, 2026, the Company entered into a First Amendment to Purchase and Sale Agreement with Jefferson Enterprise Energy, LLC, amending that certain Purchase and Sale Agreement effective March 12, 2026, relating to the Company’s acquisition of certain real property and related assets located in Angelina County, Texas. The amendment extended the closing date from April 15, 2026 to May 22, 2026, while maintaining the total purchase price of $11,168,864. In consideration for the extension, the $250,000 previously deposited by the Company as earnest money was deemed fully earned by the seller as a non-refundable extension fee and will not be credited against the purchase price at closing, regardless of whether the transaction closes or is terminated. The Company is further required, upon the seller’s written request during the extension period, to provide reasonable documentation demonstrating its financial ability to close, including financing term sheets, commitment letters, or evidence of available funds. Although the First Amendment was executed on April 13, 2026, because the $250,000 earnest money was nonrefundable as of the original March 12, 2026 Purchase and Sale Agreement date (except in the event of Seller's failure to perform at closing), the Company recognized the full $450,000 as acquisition extension fee expense during the quarter ended June 30, 2026.

On May 27, 2026, the Company and Jefferson Enterprise Energy, LLC entered into a Second Amendment to the Purchase and Sale Agreement, which further extended the closing date to October 31, 2026 and provided for an extension fee of $312,000.

On June 2, 2026, the Company entered into a Third Amendment to the Purchase and Sale Agreement. Pursuant to the Third Amendment, the parties acknowledged that the Seller had received $200,000 of the $312,000 extension fee and agreed that the remaining $112,000 balance would be paid on or before June 30, 2026.

On July 10, 2026, the Company entered into a Fourth Amendment to the Purchase and Sale Agreement, which modified the payment schedule for the remaining $112,000 extension fee balance. Under the Fourth Amendment, the remaining balance is payable in four equal installments of $28,000, due on July 15, August 15, September 15, and October 15, 2026, respectively. Except as expressly modified by the Fourth Amendment, the Purchase and Sale Agreement, as previously amended, remains in full force and effect.

As of the date of this report, the closing date under the Purchase and Sale Agreement remains October 31, 2026, and the Company continues to pursue completion of the acquisition.

The Company has also engaged Moody Capital Solutions, Inc. to advise on capital markets and financing matters in connection with these initiatives. As originally executed, Moody Capital served as the Company’s sole and exclusive placement agent and financial advisor; as described below, that engagement was subsequently modified to a non-exclusive basis effective August 7, 2026.

On August 7, 2026, the Company and Moody Capital Solutions, Inc. entered into Amendment No. 1 to the Company's placement agent and financial advisory engagement. Pursuant to the amendment, Moody Capital's engagement was modified from an exclusive to a non-exclusive engagement, permitting the Company to engage other placement agents, financial advisors and other parties in similar capacities. The amendment also eliminated the Company's prior exclusivity and non-solicitation obligations. Moody Capital retained its rights to fees and other compensation with respect to parties identified on an agreed protected parties schedule, including the applicable fee-tail provisions.

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

Results from Operations – For the three months ended June 30, 2026, as compared to June 30, 2025

Net Revenue. For the three months ended June 30, 2026 and 2025, we generated no revenues.

Cost of Goods Sold. For the three months ended June 30, 2026 and 2025, there were no cost of goods sold.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the three months ended June 30, 2026 and 2025.

Operating Expenses. For the three months ended June 30, 2026 and 2025, total operating expenses were $154,746 and $117,084, respectively. The increase was primarily due to an increase in professional and other operating costs.

Net Loss. For the three months ended June 30, 2026 and 2025, net loss was $121,063 and $210,111, respectively. The decrease in net loss was primarily due to a gain on the change in fair value of derivative liabilities during the period.

Results from Operations – For the six months ended June 30, 2026, as compared to June 30, 2025

Net Revenue. For the six months ended June 30, 2026 and 2025, we generated no revenues.

Cost of Goods Sold. For the six months ended June 30, 2026 and 2025, there were no cost of goods sold.

Gross Loss. As a result of the foregoing, we had a gross loss of $0 for the six months ended June 30, 2026 and 2025.

Operating Expenses. For the six months ended June 30, 2026 and 2025, total operating expenses were $323,218 and $291,316, respectively. The increase was primarily due to an increase in professional fees.

Net Loss. For the six months ended June 30, 2026 and 2025, net loss was $1,187,579 and $418,450, respectively. The increase in net loss was primarily due to higher interest expense, including amortization of debt discount, and an acquisition extension fee, partially offset by a gain on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2026, we have yet to achieve profitable operations, and while we hope to achieve profitable operations in the future, if not, we may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about our ability to continue as a going concern. Our principal sources of liquidity have been cash provided by operating activities, as well as our ability to raise capital. Our operating results for future periods are subject to numerous uncertainties and it is uncertain if we will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, we may not be able to achieve profitability. Our ability to continue in existence is dependent on our ability to achieve profitable operations.

To continue operations for the next 12 months, exclusive of the Texas property acquisition, we estimate a cash need of approximately $1,000,000. In addition, the Company is obligated under the Purchase and Sale Agreement, as amended, to pay $7,000,000 in cash at the closing of the Texas property acquisition, currently scheduled to occur on or before October 31, 2026. The $250,000 previously deposited as earnest money has been deemed fully earned by the Seller as a non-refundable extension fee and will not be credited against the purchase price. Under the Second Amendment to the Purchase and Sale Agreement dated May 27, 2026, the Company agreed to pay an additional extension fee of $312,000, of which $200,000 had been paid as of June 30, 2026 pursuant to the Third Amendment dated June 2, 2026. Pursuant to the Fourth Amendment dated July 10, 2026, the remaining $112,000 balance is payable in four equal monthly installments of $28,000 due on July 15, August 15, September 15, and October 15, 2026. The acquisition of the property and plant in Lufkin is still pending. Should we not be able to fulfill our cash needs through the increase of revenue, we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). Our plans to pay off current liabilities through sales and increasing revenue through sales of our services and or products, or through financing activities as mentioned above, although there is no guarantee that we will ultimately do so.

Operating Activities

Net cash used in operating activities was $726,261 for the six months ended June 30, 2026, primarily as a result of our net loss of $1,187,579 and change in fair value of derivative liabilities of $654,704, and gain on debt extinguishment of $56,989, offset by amortization of debt discount of $968,115, and net changes in operating assets and liabilities of $164,896.

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

Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2026.

There was no cash used in investing activities during the six months ended June 30, 2025.

Financing Activities

During the six months ended June 30, 2026, our financing activities provided cash of $726,549, including $61,612 from the sale of our common stock, $393,000 in net proceeds from convertible notes, and $339,500 in net proceeds from the note payable to our former CEO. We also repaid $67,563 of convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our management, including our President and CEO, who also serves as our CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, the Company issued the following shares of its common stock in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”): (i) 159,962,675 shares upon conversion of 6,398,507 shares of Class A Preferred Stock, issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act; (ii) 46,111,072 shares for total cash proceeds of $24,512, net of offering costs, issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D; (iii) 350,019,387 shares upon conversion of convertible notes in the aggregate amount of $229,098, issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act; and (iv) 15,000,000 shares for services provided, valued at $15,000, issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. No commissions were paid in connection with any of the foregoing issuances.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

_____________

(1) Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

1606 Corp.

Dated: August 14, 2026	By:	/s/ Austen Lambrecht
Austen Lambrecht
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

